Form 10-Q
period 1996-09-30
SVB&T CORP /NEW
filed 1996-11-12
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

   _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________



                  COMMISSION FILE NUMBER 33-10149


                         SVB&T Corporation
                          1500 Main Street
                         Jasper, IN  47546

                      Telephone (812) 634-1010
                  State of Incorporation - Indiana
            I.R.S. Employer Identification No. 35-1539978



                             NOT APPLICABLE
Former name, former address and fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 372,900 shares outstanding at September 30, 1996. The Registrant holds 27,100 shares in the form of Treasury Stock.
















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          September 30, 1996 and 1995 and December 31, 1995...........     3

         Consolidated Statement of Income
          Three and nine months ended September 30, 1996 and 1995.....     4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 1996 and 1995...............     5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 1996 and 1995...............     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept 30,      Sept 30,   December 31,
   (unaudited)                              1996          1995           1995
ASSETS:
Cash and due from banks                   5,156,651     3,837,829     4,087,658
Federal funds sold                        5,260,000     8,285,000     9,550,000
    Total cash and cash equivalents      10,416,651    12,122,829    13,637,658
Interest bearing deposits in other banks          0             0             0
Investment securities, available for
sale (carried at market value)           55,586,930    56,385,971    56,908,873
Loans
  Loans, net of unearned interest       118,271,941   111,260,143   112,498,492
  Allowance for loan losses              (1,310,267)   (1,349,508)   (1,348,927)
    Net loans                           116,961,674   109,910,635   111,149,565
Buildings and equipment                   5,088,627     5,108,746     5,077,140
Other real estate                            57,950        12,000       295,720
Interest receivable                       1,361,263     1,423,162     1,537,370
Deferred income taxes                             0             0             0
Other assets                              1,363,855     1,671,526     1,270,449
    Total Assets                        190,836,950   186,634,869   189,876,775
LIABILITIES:
Deposits
  Non-interest bearing demand            13,606,432    13,943,516    12,501,765
  Interest bearing                      158,874,640   155,285,117   159,262,811
  Total Deposits                        172,481,072   169,228,633   171,764,576
Long-term debt                                    0             0             0
Interest payable                            796,376       819,299       865,352
Deferred income taxes                        97,428       240,781       434,439
Other liabilities                           632,400       501,321       440,281
    Total Liabilities                   174,007,276   170,790,034   173,504,648
SHAREHOLDERS' EQUITY:
Common stock                                200,000       200,000       200,000
Capital surplus                           6,094,233     6,094,233     6,094,233
Retained earnings                        11,646,338    10,352,663    10,674,978
Net unrealized gain (loss) on
investment securities                      (297,897)       10,939       215,916
Treasury stock at cost (27,100 shares)     (813,000)     (813,000)     (813,000)
    Total Shareholders' Equity           16,829,674    15,844,835    16,372,127
Total Liabilities and
    Shareholders' Equity                190,836,950   186,634,869   189,876,775

The accompanying notes are an integral part of this statement.


















SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       1996       1995      1996      1995
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans          2,644,111  2,452,686  7,641,064  7,149,224
Investment securities:
  Taxable                            691,185    597,116  2,159,678  1,707,927
  Non-taxable                        186,761    227,928    455,636    726,803
Federal funds sold and
securities purchased under
agreements to resell                  55,152    216,268    268,391    448,784
Deposits with banks                        0          0          0          0
  Total Interest Income            3,577,209  3,493,998 10,524,769 10,032,738
INTEREST EXPENSE:
Deposits                           1,905,741  2,033,646  5,680,758  5,686,900
Long-term debt                             0          0          0          0
  Total interest expense           1,905,741  2,033,646  5,680,758  5,686,900
Net interest income                1,671,468  1,460,352  4,844,011  4,345,838
Provision for loan losses             75,000     84,000    225,000    224,000
  Net interest income after
  provision for loan losses        1,596,468  1,376,352  4,619,011  4,121,838
NON-INTEREST INCOME:
Trust fees                           184,242    153,147    491,443    457,631
Service charges on
deposit accounts                      93,522     80,673    250,172    231,395
Insurance and claims processing       43,644     34,368    137,298    277,304
Securities gains (losses), net         1,366      9,599      1,528      9,599
Other Income                          52,932     45,024    176,383     93,933
  Total Non-interest Income          375,706    327,811  1,056,824  1,069,862
NON-INTEREST EXPENSE:
Salaries and employee benefits       814,238    765,245  2,357,373  2,216,807
Premise and equipment expense        293,113    274,220    859,682    835,877
Other real estate expense              8,850     12,366     14,425     24,130
FDIC Deposit expense                     600     (9,749)     1,600    177,781
Telephone expense                     34,239     33,565    100,690    112,910
Postage expense                       22,176     24,378     81,412     97,532
Other expenses                       208,965    217,630    628,034    654,716
  Total non-interest expense       1,382,181  1,317,655  4,043,216  4,119,753
Income before income taxes           589,993    386,508  1,632,619  1,071,947
Provision for income tax             147,740     98,000    396,500    263,000
  Net Income                         442,253    288,508  1,236,119    808,947
NET INCOME PER COMMON SHARE:
  Primary                               1.18       0.77       3.31       2.17
Weighted average common shares
outstanding                          372,900    372,900    372,900    372,900
DIVIDENDS DECLARED:
  Cash dividends                        0.24       0.22       0.71       0.69








The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended Sept 30,
(unaudited)                                      1996               1995
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  1,236,119             808,947
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                    321,179             348,671
Net premium amortization (discount
accretion) of investment securities              41,801             497,106
Provision of loan losses                        225,000             224,000
Decrease(increase) in interest receivable       176,107             113,587
(Increase) decrease in other assets             (93,406)           (577,389)
Increase (decrease) in accrued expenses and
other liabilities                               123,143             267,007
  Net cash flows provided by operating
  activities                                  2,029,943           1,681,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                    0                   0
Purchase of investment securities available
for sale                                     (7,381,623)        (13,228,809)
Proceeds from maturities and paydowns of
investment securities available for sale      7,810,941          11,468,826
Net (increase) decrease in loans             (5,799,339)         (4,440,721)
Purchase of premises and equipment             (332,666)           (255,403)
  Net cash flows used in investing
  activities                                 (3,672,744)         (6,456,107)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                 1,104,667           1,747,990
  Total interest-bearing deposits              (388,171)           (632,682)
Principal payment on long-term debt                   0                   0
Cash dividends paid                            (264,759)           (257,301)
  Net cash flows provided by (used in)
  financing activities                          451,737             858,007
Net decrease in cash equivalents             (3,221,007)         (3,916,171)
Cash and cash equivalents at beginning of
period                                       13,637,658          16,039,000
Cash and cash equivalents at end of period   10,416,651          12,122,829
Total interest paid                           5,749,734           5,601,488
Total taxes paid                                370,349             286,863













The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept 30,
(unaudited)                                         1996               1995
_______________________________________________________________________________
Balance, beginning of period                    16,372,127          14,034,021
  Net income                                     1,236,119             808,947
  Cash dividends                                  (264,759)           (257,301)
  Change in net unrealized gain (loss)
   on investment securities                       (513,813)          1,259,168
Balance, end of period                          16,829,674          15,844,835













































The accompanying notes are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended Sept 30, 1996 is not necessarily indicative of those expected for the remainder of the year.



                                   Sept 30, 1996  Sept 30, 1995  Dec. 31, 1995
________________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                       0              0              0
U.S. Government corporations
& agencies                            45,540,100     41,697,947     42,852,928
States and political subdivisions      9,099,397     14,251,034     13,635,404
Mortgage - backed securities             380,033        436,990        420,541
Other domestic securities                567,400              0              0
FHLB Stock                                     0              0              0
Total Investment Securities           55,586,930     56,385,971     56,908,873



                                   Sept 30, 1996  Sept 30, 1995  Dec. 31, 1995
________________________________________________________________________________
LOANS:
Commercial and industrial loans       14,657,537      9,215,614     12,267,206
Real estate loans                     66,524,475     65,105,087     64,584,906
Construction loans                        27,673        284,884        131,197
Agricultural production financing
     and other loans to farmers        1,387,408        824,360        476,747
Individual loans for household
     and other personal expense       35,879,979     35,106,869     35,340,970
Economic development revenue bonds             0              0         40,551
Securities purchased under reverse
     repurchase agreement on
     a term basis                              0      1,060,000              0
Less: Unearned income on loans          (205,131)      (336,671)      (343,085)
Total Loans                          118,271,941    111,260,143    112,498,492













PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the nine months ending September 30, 1996 of $1,236,119 represents an increase of $427,172 or 53% from the $808,947 reported for the same period last year. The third quarter earnings of $442,253 represents an increase of $153,745 or 53% from the $288,508 reported for the third quarter of 1995. The income increase is a direct result of a increase net interest margin. The bank is liability sensitive, thus in a declining or stable rate environment it anticipates widening interest rate margins and increased earnings.

NET INTEREST INCOME

Springs Valley Bank & Trust Company is a very liability sensitive bank. Interest bearing deposits reprice much faster than interest bearing loans and investments. In a declining or stable environment, the bank's income increased because of a widening interest spread. Thus, our interest spreads have become larger and income has returned to a more acceptable position. The interest spread is improving. This subject is reviewed in greater detail in the following management comments.

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first nine months of 1996, net interest income increased by $498,173 or 11% for the same period in 1995. The third quarter net interest income for 1996 increased by $211,116 or 14% compared to the third quarter of 1995. The improvement in the net interest income is due to deposits repricing at lower rates faster than our assets.

OTHER INCOME

Other income of $1,056,824 for the first three quarters of 1996 is $13,038 or 1% less than the same period for 1995. The third quarter increase of other income, 1996 compared to 1995 is $47,895. Increased Trust fees are the main reason for the enhanced other income for the third quarter of 1996.

NON-INTEREST EXPENSES

For the first nine months of 1996, other expenses decreased by $76,537 or 2% compared to the same period of 1995. This decrease is principally the effect of decreased FDIC deposit expense. The three months ended September 30, 1996, total other expense was $64,526 or 5% increase over the same period for 1995. This increase is the effect of increased salaries and employee benefits and premise expenses.









ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,310,267 at September 30, 1996 compared to $1,349,508 at September 30, 1995 and $1,348,927 as of December 31, 1995.

At September 30, 1996 the allowance for possible loan losses was 1.11% of total loans, net of unearned interest. This compares to an allowance of 1.21%
at September 30, 1995. Net charge offs for the first nine months of 1996 were $263,660 compared to $196,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $1,310,267 is adequate.



LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

As of September 30, 1996 the rate-sensitive assets were 72% of rate-sensitive liabilities in the 1-180 day maturity category and 84% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of September 30, 1996 was $16,829,674 compared to $15,844,835 for the same period last year. The shareholders' equity has increased by $457,547 or 3% from December 31, 1995 to September 30, 1996. This increase primarily is attributed to the increased profitability of the bank.


















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of September 30, 1996 the bank's leverage capital ratio was 8.82% which compared to 8.51% at September 30, 1995.


As of September 30, 1996 the bank's tier II risk-based capital ratio was 15.75% compared to 15.55% at September 30, 1995.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for tier II risk-based capital.















































PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         None


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5 - OTHER INFORMATION

         None


Item 6 - EXHIBITS AND REPORTS OF FORM 8-K

         None



























                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SVB&T Corporation
(Registrant)




By:    Ronald G. Seals
       President and Chief Executive Officer




By:    David Rees
       Principal Financial Officer




Date:  November 7, 1996