Form 10-K
period 1996-12-31
SVB&T CORP /NEW
filed 1997-03-31
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 1996
                        Commission File Number 33-10149

                               SVB&T Corporation
            (Exact name of registrant as specified in its charter)

                                    Indiana
        (State or other jurisdiction of incorporation or organization)

                                  35-1539978
                   (Employer Identification (I.R.S.) No.)

            College and Maple Streets, French Lick, Indiana 47432 (Address of principal executive offices, including Zip Code)

                                (812) 936-9961
             (Registrant's Telephone Number, including Area Code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 1997 was approximately $5,505,000.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997 was $372,900.

Portions of the 1996 Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.














SVB&T Corporation 1996 Annual Report on Form 10-K
Table of Contents




Part I

Item   1.   Business                                                        3
Item   2.   Property                                                       10
Item   3.   Legal Proceedings                                              11
Item   4.   Submission of Matters to a Vote of Security Holders            11


Part II

Item   5.   Market for Registrants Common Equity and Related Stockholder
             Matters                                                       11
Item   6.   Selected Financial Data                                        12
Item   7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13
Item   8.   Financial Statement and Supplementary Data                     24
Item   9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      24

Part III

Item  10.   Directors and Executive Officers of the Registrant             25
Item  11.   Executive Compensation                                         27
Item  12.   Security Ownership of Certain Beneficial Owners and Management 30
Item  13.   Certain Relationships and Related Transactions                 30


Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                      31
Signatures                                                                 32
Index to Exhibits                                                          33



















PART I

Item 1. Business

General. SVB&T Corporation (the "Company") is a registered bank holding company under the Bank Holding Company Act with its principal office in French Lick, Indiana. The Company has elected to be governed by the Indiana Business Corporation Law (IBCL).

The Company's sole subsidiary is Springs Valley Bank & Trust Company (the "Bank"), which operates two banking offices in Orange County, Indiana, two offices in Dubois County, Indiana and a banking office in Clark County, Indiana. The Company became a holding company for the Bank in early 1983. At present, the business of the Company is the management of the operations of the Bank. The Bank is engaged in the business of providing a wide range of financial services which include:

     (I) maintaining demand, savings, and time deposits of individuals, partnerships, corporations, associations, and government entities;

    (II) extension of credit through loans to individuals, and to small and medium sized businesses;

   (III) purchase of obligations of federal, state, county and municipal authorities and agencies;

    (IV) providing a wide range of fiduciary services for personal and corporate trusts;

     (V) providing collection and deposit services for businesses and individuals as well as providing currency and change for check cashing and business operations;

    (VI) acting as an agent for credit life, health and disability insurance, property and casualty insurance, and health insurance; and

   (VII)   acting as a broker for residential and commercial real estate.

The bank competes in the financial services industry in the counties of Orange, Dubois and surrounding counties in Indiana. Competition includes other financial institutions, credit unions, brokerage firms, acceptance corporations and other organizations that offer banking related services in our area.

The bank employees 113 full-time equivalents which are provided benefits and with whom it enjoys excellent relations.

The bank serves as principal depository, and trust administrator for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 9% of the certificates of deposit and money market deposits of the Bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 16% of the Bank's total loans. Accordingly the cash flow of Kimball can have a significant impact on the deposit functions and earnings of the Bank.


At December 31, 1996, the Bank had total assets of $184 million, total deposits of $152 million and total equity capital of $17 million.



REGULATORY CONSIDERATIONS

Regulation of SVB&T and Affiliates

SVB&T Regulation. SVB&T is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

SVB&T and the Bank are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restricts financial transactions between banks and affiliated companies. These sections of this statute also limit credit transactions between a depository institution and its executive officers and its affiliates, prescribes terms and conditions for affiliate transactions deemed to be consistent with safe and sound banking practice, and restricts the types of collateral security permitted in connection with an institution's extension of credit to an affiliate.

Affiliate Regulation. The Bank, which is a bank chartered by the State of Indiana, is supervised, regulated and examined by the Indiana Department of Financial Institutions and by the Federal Deposit Insurance Corporation
(FDIC). Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the Bank regularly represent an unsafe and unsound banking practice or a violation of law.

Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

The Bank has the power to engage in the business of banking as provided by the
laws of the State of Indiana.   However, insured state-chartered banks are
prohibited under FDICIA from engaging as principal in activities that are not permitted for national banks under federal law, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund, and (ii) the bank is, and continues to be, in compliance with all applicable capital standards.


Capital Adequacy Guidelines

Bank holding companies with consolidated assets in excess of $150 million, or bank holding companies with consolidated assets of less than $150 million which are engaged in nonbank activity involving significant leverage or which have a significant amount of outstanding debt held by the general public, are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital, or 4%, must be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

The following are SVB&T's regulatory capital ratios as of December 31, 1996:


                     Tier 1 Capital:  15.49%

                      Total Capital:  16.68%

                     Leverage Ratio:   9.18%

The Bank is required to meet similar capital adequacy ratios. The FDIC has adopted risk-based capital ratio guidelines to which depository institutions under its supervision are subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk.

Like the capital guidelines established by the Federal Reserve, these guidelines divide an institution's capital into two tiers. Depository institutions are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The agencies may, however, set higher capital requirements when an institution's particular circumstances warrant. Depository institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

In addition, the agencies established guidelines prescribing a minimum Tier 1 leverage ratio of 3% for depository institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

The following are the Bank's regulatory capital ratios as of December 31, 1996:

                     Tier 1 Capital:   15.12%

                      Total Capital:   16.34%

                     Leverage Ratio:    8.80%

The FDIC includes, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. On June 26, 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements.

The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

In August, 1996, the Federal Reserve and the FDIC issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of the new regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. The regulations became effective on January 1, 1997, but compliance with the regulations is not mandatory until January 1, 1998.

The new regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes.
The new regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

It is too early to assess the impact, if any, these new rules and proposals will have on SVB&T or the Bank.


Branching and Acquisitions

Branching. Branching by the Bank is subject to the jurisdiction, and requires the prior approval, of the FDIC and the Indiana Department of Financial Institutions. Under current law, banks chartered by the State of Indiana may establish branches throughout the state and in other states. As discussed below, Congress authorized interstate branching, with certain limitations, beginning in 1997 unless states adopt statutes authorizing banks to engage in such activities at an earlier time. In 1996, the Indiana General Assembly adopted statutes authorizing Indiana financial institutions to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

Acquisitions. Bank holding companies, such as SVB&T, are prohibited by the BHC Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or savings association or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, SVB&T is prohibited by the BHC Act from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of such nonbanking-related activities.

The BHC Act specifically authorizes a bank holding company, upon receipt of appropriate approvals from the Federal Reserve and the Director of the Office of Thrift Supervision ("OTS"), to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. A savings association acquired by a bank holding company cannot continue any non-banking activities not authorized for bank holding companies. Savings associations acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank, but deposit insurance assessments and payments continue to be paid by the association to the Savings Association Insurance Fund ("SAIF"). A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Also, any insured depository institution may merge with, acquire the assets of, or assume the liabilities of any other insured depository institution with the appropriate regulatory approvals if
(i) continued payments of deposit insurance premiums are made on the acquired depository institution's deposits (including an assumed rate of growth in such deposits) to SAIF (if the acquired institution was a SAIF member) or to the Bank Insurance Fund ("BIF") (if the acquired institution was a BIF member),
(ii) the acquiring institution and any holding company in control thereof meet all applicable capital requirements at the time of the transaction, and (iii) if the acquiring institution is a BIF member, the transaction meets any limitations on geographic expansion.


Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which allows for interstate banking and interstate branching without regard to whether such activity is permissible under state law, made sweeping changes to interstate branching and expansion. Bank holding companies may now acquire banks anywhere in the United States subject to certain state restrictions. Beginning on June 1, 1997, an insured bank may merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Interstate branching may occur earlier than June 1, 1997, if both states involved with the bank merger expressly permit it by statute. As discussed above, Indiana adopted a statute in 1996 that permits interstate branching and mergers prior to the national effective date of June 1, 1997. Further, bank holding companies may merge existing bank subsidiaries located in different states into one bank.

An insured bank subsidiary may act as an agent for an affiliated bank or savings association in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loans obligations) both within the same state and across state lines.


FDICIA

FDICIA accomplished a number of sweeping changes in the regulation of depository institutions. FDICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action provisions of FDICIA. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8% or a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of less than 4%, and "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.


"Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers."Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

FDICIA further directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, management compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value of publicly traded shares and such other standards as the agency deemed appropriate.

Deposit Insurance

The deposits of the Bank are insured up to $100,000 per insured account, by the Bank Insurance Fund ("BIF") administered by the FDIC. Accordingly, the Bank pays deposit insurance premiums to BIF.

Effective January 1, 1993, the FDIC adopted a final rule that implements a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and subcategory of an institution to one of three capital categories consisting of (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three subcategories consisting of (a) healthy, (b) supervisory concern, or (c) substantial supervisory concern. An institution's assessment rate will depend upon the capital category and supervisory category to which it is assigned. Assessment rates for banks currently range from 0% for an institution in the highest category (i.e., well capitalized) to 0.27% for an institution in the lowest category (i.e. undercapitalized and substantial supervisory concern). The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. If the FDIC believes that an increase in the insurance rates is necessary, it may increase the insurance premiums applicable to BIF. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

Recent Legislation

Congress is currently considering legislation which would impact financial institutions. Among the matters being considered is the repeal of the Glass-Steagall Act which has severely limited the ability of financial institutions to underwrite securities since immediately after the Depression. If legislation of this nature is enacted, it could expand the securities powers of bank holding companies, like SVB&T, permitting them to form a subsidiary to underwrite and deal in securities and debt instruments. SVB&T currently may act as a broker/dealer for securities, but it may not generally underwrite corporate securities or debt. The effect of the bill would also be to permit bank holding companies to acquire, and be acquired by, securities firms.

Another matter frequently considered by Congress is legislation which would scale back certain laws which are deemed by Congress to impose regulatory burdens on banks and would eliminate redundancies in the law. Included in the affected laws are the Truth-in-Savings Act, the Community Reinvestment Act and certain laws with respect to disclosures in mortgage lending and the like.

It cannot be predicted with certainty whether any legislation of this nature will be enacted or the extent to which the banking industry in general, or SVB&T and the Bank in particular, would be affected.

Congress is currently considering a number of alternatives to address the problems arising from the fact that FDIC deposit insurance premiums for banks are currently higher than those for savings associations and for deposits of savings associations that have been acquired by banks. It is difficult at this time to assess whether or how Congress will address this premium differential and, if so, what impact its legislative solution to the problem will have on SVB&T and the Bank.

Additional Matters

In addition to the matters discussed above, SVB&T and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The extensive regulation, supervision and examination of financial institutions by the bank regulatory agencies is intended primarily for the protection of the insurance fund and depositors. Moreover, such regulation imposes substantial restrictions on the operations and activities of such institutions, and grants to regulators broad discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate loan loss reserves. Any changes in such regulations, whether by legislation or regulatory action, could have a material impact on the Bank and its operations. SVB&T cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the Bank.

The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.

Additional legislation and administrative actions affecting the banking industry may be considered by Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation of administrative action will be enacted or the extent to which the banking industry in general or SVB&T and the Bank in particular would be affected thereby.

Item 2. Property

The Bank properties consist of the home office, located at 505 South Maple Street in French Lick, Indiana, and branch offices located at Broadway Avenue in West Baden Springs; 1500 Main Street in Jasper, Indiana; 865 3rd Avenue in Jasper, Indiana; and 614 E Water Street in Borden, Indiana, as well as seven automated teller machines, four in Jasper, one in West Baden, one in French Lick, and one in Borden. The Company has no separate offices.

Item 3. Legal Proceedings

As a part of its ordinary course of business, the Bank is a party in law suits involving claims to the ownership of funds in particular accounts and involving the collection of delinquent accounts (such as garnishment proceedings). All such litigation is incidental to the Bank's business. Management believes that no litigation is threatened or pending in which the Company or the Bank faces potential loss or exposure which will materially affect the stockholders' equity or the Bank's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.


PART II

Item 5. Market for Registrants Common Equity and Related Stockholder Matters

Shares of the common stock of the Company are not traded on any national or regional exchange or in the over-the-counter market. Accordingly, there is no established market for the common stock. These are occasional trades as a result of private negotiations not involving a broker or a dealer.

According to the information available to the Company the following table displays the high and low selling prices for each quarter for 1995 and 1996. Other trades may have occurred at prices of which the Company was not aware.

    Year     Quarter  High/Per Share   Low/Per Share
    1996        1         $50              $50
                2         N/A              N/A
                3         N/A              N/A
                4         $50              $50

    1995        1         N/A              N/A
                2         $45              $45
                3         N/A              N/A
                4         $45              $45

The company has 322 shareholders on record as of February 14, 1997.


The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        1996              $.23     $.23     $.24     $.24
        1995              $.22     $.23     $.23     $.23

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 1996 approximately $3,025,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.


PART II

Item 6.  Selected Financial Data
                                 (dollars in thousands except per share data)
Summary of Operations            1996      1995      1994     1993       1992

Interest and Fees on Loans  $  10,317  $  9,734  $  8,757  $ 9,043  $   9,723
Interest on Investments         3,767     3,826     3,478    3,469      3,927
  Total Interest Income        14,084    13,560    12,235   12,512     13,650
Interest on Deposits            7,468     7,625     5,894    5,747      7,047
Interest on Short-term
 Borrowing                         63         0         0        0          0
Interest on Long-term Debt          0         0        18       81         94
  Total Interest Expense        7,531     7,625     5,912    5,828      7,141
Net Interest Income             6,553     5,935     6,323    6,684      6,509
Provision for Loan Losses         290       314       410      715        516

Net Interest Income after
 Provision for Loan Loss        6,263     5,621     5,913    5,969      5,993
Service Charges on Deposit
 Accounts                         365       311       336      230        229
Other Income                    1,241     1,199     1,260    1,454      1,287
  Total Other Income            1,606     1,510     1,596    1,684      1,516
Salaries and Benefits           3,236     2,966     3,122    2,895      2,860
Other Expenses                  2,322     2,502     2,544    2,644      2,612
  Total Other Expenses          5,558     5,468     5,666    5,539      5,472
Income Before Income            2,311     1,663     1,843    2,114      2,037
Income Tax Expense                650       450       469      544        568
Net Income                      1,661     1,213     1,374    1,570      1,469

Year-end Balances
Total Assets                  184,362   189,877   183,201  185,929    185,923
Total Loans, Net              121,530   111,150   105,244  103,258    109,030
Total Long-term Debt                0         0         0    1,294      1,412
Total Deposits                151,595   171,765   168,113  168,093    170,245

Total Shareholders' Equity     17,330    16,372    14,034   14,851     12,980

Per Share Data
Net Income                       4.45      3.25      3.69     4.21       3.87
Cash Dividends                    .95       .92       .88      .93        .89
Shareholders' Equity,
 End of Year                    46.47     43.90     37.64    39.83      34.81

Other Data at Year-end
Number of Employees               115       109       118      114        108
Weighted Average Number
 of Shares                    372,900   372,900   372,900  372,900    372,900

Return on Assets                  .90       .64       .75      .84        .79
Return on Shareholders' Equity   9.58      7.41      9.79    10.57      11.32


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)
                            1996                1995                 1994
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks                 0      0 0.00%      0      0  0.00%    371    13 3.50%
Federal funds sold  5,354    291 5.44%  9,026    534  5.92%  7,232   299 4.13%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed  44,333  2,831 6.39% 37,985  2,328  6.13% 35,278 1,898 5.38%
States and political
  subdivisions     11,120    853 7.67% 18,382  1,416  7.70% 24,293 1,922 7.91%
  Other securities    750     55 7.33%      0      0  0.00%      0     0 0.00%
TOTAL INVESTMENT
 SECURITIES        56,203  3,739 6.65% 56,367  3,744  6.64% 59,571 3,820 6.41%
Loans: (1) (2)
 Commercial        17,355  1,562 9.00% 13,026  1,261  9.68% 12,991 1,085 8.35%
 Installment, net of
  unearned income  43,917  4,001 9.11% 40,432  3,688  9.12% 37,093 3,217 8.67%
 Real Estate       55,760  4,637 8.32% 55,092  4,676  8.49% 56,161 4,347 7.74%
Credit Card
  and Other           897    118 13.15%    813   109 13.41%    709   108 15.23%
TOTAL LOANS       117,929 10,318  8.75%109,363 9,734  8.90%106,954 8,757  8.19%
TOTAL EARNING
  ASSETS          179,929 14,348  7.99%174,75614,012  8.02%174,12812,889  7.40%
Less: Allowance
  for Losses       (1,337)              (1,347)             (1,310)
Non-Earning Assets:
 Cash and due
  from banks        4,558                4,259               4,068
  Other Assets      7,735                8,441               8,053
TOTAL ASSETS      190,442              186,109             184,939



LABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         30,965   718  2.32%  32,229   864  2.68% 36,267   879  2.42%

 Money market
  accounts         28,465 1,326  4.66%  26,833 1,363  5.08% 30,585   971  3.17%
 Certificates of
  deposit $100,000
  and over         33,107 1,850  5.59%  30,767 1,723  5.60% 26,832 1,134  4.23%
Other time deposits63,907 3,574  5.59%  65,138 3,675  5.64% 61,651 2,910  4.72%
TOTAL INTEREST-
 BEARING DEPOSITS 156,444 7,468  4.77% 154,967 7,625  4.92%155,335 5,894  3.79%
Borrowing           1,143    63  5.51%       0     0  0.00%    219    17  7.76%
TOTAL INTEREST-BEARING
  LIABILITIES     157,587  7,531 4.78% 154,967 7,625  4.92%155,554 5,911  3.80%
Non-interest bearing
 liabilities:
 Demand deposits   14,351               14,332             13,570
 Other liabilities  1,653                1,607              1,372
 Shareholder's
  equity           16,851               15,203             14,443
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           190,442              186,109            184,939
 INTEREST MARGIN RECAP:
Interest income/
 earning assets    14,348        7.99%  14,012      8.02%  12,889         7.40%
Interest expense/
 earning assets     7,531        4.20%   7,625      4.36%   5,911         3.39%
New yield on interest
   earning assets   6,817        3.79%   6,387      3.66%   6,978         4.01%

 (1) Includes principal balances of nonaccural loans. Interest income relating to nonaccrual loans is not included.
 (2) The amount of loan fees is not material in any of the years presented.


Introduction

SVB&T Corporation is a registered bank holding company under the Bank Holding Company Act. The Corporations principal office is located in French Lick, Indiana. The Corporation's sole subsidiary is Springs Valley Bank and Trust Company, which operate offices in French Lick and West Baden, in Orange County, two offices in Jasper, located in Dubois County, and one office in Borden, Indiana located in Clark County. The subsidiary offers a wide range of banking, financial, insurance and realty services to individuals and businesses in Orange, Dubois, Clark and surrounding counties in Southern Indiana. The following managements' discussion and analysis provides information concerning SVB&T Corporation's financial condition and results of operation. This discussion and analysis should be read in conjunction with the holding company's financial statements and related footnotes which are presented in this document.


Results of Operation

Net Income

Net income for 1996 was $1,660,961.

The table below is a comparison of the net income for the years 1994 thru 1996. This table also displays the percentage and dollar amount changes which occurred during the last three years.

                               Increase/         %Increase/
                               Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  1996          $1,660,961      $448,266           36.96%
  1995           1,212,695      (161,504)         (11.75%)
  1994           1,374,199      (195,783)         (12.47%)

SVB&T Corporation's net income has increased during 1996 after experiencing a decline for the past two years. The main contributing factor to this increase is an increase of $583,674 in Loan Interest and Loan Fee Income.

Overall Interest Income has increased $524,271.

Other contributing factors include a $24,000 decrease in Provision for loan losses, and a $93,000 decrease in interest expense, and a $192,000 decrease in FDIC Insurance.


Net Interest Income

Net interest income is the difference between interest and fees earned on loans and investments, and interest paid on interest bearing liabilities. This is the Bank's primary source of income. In this discussion, net interest income is presented on a tax equivalent basis.

All tax-exempt income earned on securities of state and political subdivision has been increased to an amount that would have been earned on a taxable basis. This places taxable and non-taxable income on a more comparable basis and makes the comparisons more meaningful.

In 1996, tax equivalent net interest income of $6,817,000 increased by $430,000 or 6.73% from 1995 levels. In 1995, tax equivalent net interest income of $6,387,000 decreased by $591,000 or 6.73% from 1994 levels. Climbing interest rates during the period of March, 1994 through July, 1995 were detrimental to the Bank in that interest expense increased faster than interest income. However, since July of 1995, rates have decreased or remained stable through 1996 and have increased net interest income.


CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                          1996      1995      1994       1996      1995
Interest income on:
  Loans                 10,318     9,734     8,757       6.00%    11.16%
  Investment securities  3,739     3,744     3,820       -.13%    -1.99%
  Federal funds sold       291       534       299     -45.51%    78.60%
  Interest bearing deposits
   in other banks            0         0        13       0.00%  -100.00%
 Total interest income  14,348    14,012    12,889       2.40%     8.71%
Interest expense on:
  Savings and daily
   interest checking       718       864       87      -16.90%    -1.71%
  Money market deposits  1,326     1,363      971       -2.75%    40.37%
  Certificates of
   deposit of $100,000
   & over                1,850     1,723    1,134        7.37%    51.94%
  Other time deposits    3,574     3,675    2,910       -2.75%    26.29%
  All other borrowing       63         0       17         n/a   -100.00%
 Total interest expense  7,531     7,625    5,911       -1.23%    29.00%
Net interest income      6,817     6,387    6,978        6.73%    -8.47%
Net interest margin       3.79%     3.66%    4.01%       3.55%    -8.73%


RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      1996 vs 1995            1995 vs 1994
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume   Rate
Interest income on:
  Loans                           584     756    (172)     977      206    771
  Investment securities            (5)    (11)      6      (76)    (209)   133
  Federal funds sold             (243)   (208)    (35)     235       90    145
  Interest bearing deposits
   in other banks                   0       0       0      (13)      (7)    (6)
    Total interest income         336     537     201    1,123       80  1,043
Interest expense on:
  Savings and daily interest
   checking                      (146)    (32)   (114)     (15)    (103)    88
  Money market deposits           (37)     79    (116)     392     (155)   547
   Certificates of deposit of
    $100,000 and over             127     131      (4)     589      193    396
  Other time deposits            (101)    (69)    (32)     765      181    584
  All other borrowing              63      32      31      (17)      (8)    (9)
    Total interest expense        (94)    141    (235)   1,714      108  1,606
 Net interest income              430     396      34     (591)     (28)  (563)

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.


Provision for Loan Losses

The provision for loan losses was $290,000 in 1996; $314,000 in 1995; and $410,000 in 1994. As of December 31, 1996, the provision was 1.08% of loans outstanding. Charge-offs net of recoveries were $309,632 in 1996; $287,236 in 1995 and $392,092 in 1994. Management expects the percentage of loans charged off in the future to be at approximately the same level as December 31, 1996.


Other Income

SVB&T Corporation experienced a slight increase in Other Income for 1996.
Other Income increased by $96,000. Stated as a percentage of net interest income, Other Income was 24.50% for 1996, 25.43% for 1995, and 25.23% for 1994.

The primary source for Other Income is trust income. Other sources of non-interest income consist of service charges on deposit accounts, insurance income, service fees, ATM foreign service fees, rental income, and other miscellaneous charges.

There has been a consistent decrease in insurance and claims processing income. This is due largely to the complete elimination of the claims processing department during 1995. The gross income for that department in 1995 was $138,804 and $335,545 for 1994. The decrease for 1996 for insurance income was $152,854.


Other Expenses

Total Other Expenses increased slightly for 1996. 1996 Other Expense total was $5,557,901 compared to $5,467,944 and $5,666,190 for 1995 and 1994 respectively.

Salaries and employees benefits are the largest components of Other Expense. Salaries and employee benefits totaled $3,235,503 for 1996. This was 58.21% of total Other Expenses. This compares with 54.24% in 1995 and 55.10% in 1994. The number of employees has remained consistent over the past several years. Increases in the salaries and employee benefit expenses represent normal pay increases for the Bank's employees.

Hospitalization and disability insurance increased by $73,401 during 1996. This is a 43.20% increase for the year compared to a 31.25% increase in 1995 and 13.88% in 1994. The Bank is self-insured in regard to hospitalization insurance. Expense level depends on claims filed.

The Bank experienced a $192,564 (98.97%) decrease in FDIC insurance expense. This is due to a rate reduction which became effective the last quarter of 1995.

Postage expense declined by $18,773. This is largely due to a campaign to convert customers to combined statement which in turn decreased the number of mailings required.

The Bank continues its efforts to maintain control over its operational costs and has implemented several cost saving programs to further improve operating efficiencies.


Income Tax

SVB&T Corporation records income tax expense based on the transactions reported in its financial statements, consisting of taxes currently payable and deferred tax. Deferred taxes result because of the recognition of certain items of income and expense in different years for financial statement and tax purposes. These differences relate primarily to the gain or loss on available-for-sale investment securities, loan losses, depreciation, and loan origination fees.

Differences between the effective tax rate on SVB&T Corporation's income before income tax (as reported in the consolidated statement income) and the federal statutory rate of 34% result from tax exempt interest income, state income taxes, and alternative minimum taxes. Note 10 of the consolidated financial statements contain additional information about SVB&T Corporation's income taxes.

Income tax expense for 1996 was $650,000 compared to $450,000 in 1995 and $469,359 in 1994. The effective tax rate was 28.1% in 1996, 27.1% in 1995, and
25.5% in 1994. The effective rate increased in 1996 compared to 1995 and in 1995 compared to 1994 because of reduced tax exempt interest income in each year. Tax exempt income decreased 33% from 1995 to 1996 and 31% from 1994 to 1995. This was a planned decrease designed to get the company out of an alternative minimum tax position. In 1996, the company paid no alternative minimum tax and utilized an alternative minimum tax credit carryover from 1995 of $126,000. No carryover remains at December 31, 1996.


Financial Condition

As of December 31, 1996 total assets decreased to $184,362,094, a 2.90% decrease from December 31, 1995 total of $189,876,775. Average assets in 1996 of $190,442,000 were $4,333,000 greater than the 1995 average of $186,109,000.

Total deposits decreased to $151,595,049 at December 31, 1996 from $171,764,576 at December 31, 1995 a decrease of $20,169,527 or 11.74%. The bank had a planned reduction of interest bearing deposits that was replaced with alternative funding sources. Management projects a long-term deposit growth of approximately 3%. The actual growth rate may vary due to overall economic conditions in the markets served.

Net loans at year-end 1996 were $121,530,494 up $10,380,929 or 9.3% above the 1995 year-end total of $111,149,565. Average loans outstanding of $117,929,000 in 1996 increased by $8,123,000 or 7.4% over the 1995 average loans outstanding of $109,363,000. Loan growth was funded primarily by a reduction in federal funds sold and borrowing.

Total investment securities at year-end 1996 were $49,945,260, and at year-end 1995 were $56,908,873. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.


Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 1996, money market investments decreased by $9,550,000 or 100.0% from the 1995 total of $9,550,000. This decrease funded the increase in loans for 1996.

Investment Securities

The investment security portfolio is used as a means of investing funds over and above those needed for lending and liquidity requirements. Investment securities are purchased with the intent and ability to hold until maturity. However, all securities are categorized as available for sale. Increases or decreases in the market value of securities are charged directly to stockholder equity.

During 1996, average investment securities decreased by $164,000 or 0.29% as compared to $56,367,000 for 1995. Total average loans increased by $8,566,000 and average federal funds sold decreased $3,672,000.

In 1996, tax-free investments of state and political subdivision matured and reinvested into taxable government securities. The Corporation was in an alternative minimum tax position and did not need the tax advantage of tax-free securities. However, the Corporation is now out of the alternative minimum tax position and will invest in tax-free investments during 1997.

In 1995, several tax-free securities were sold and reinvested into taxable securities. The purpose of this action was better to distribute income for the Corporation in its alternative minimum tax position. Total tax-free investments were $5.7 million.

The following table presents an analysis of the investment securities portfolio for 1996, 1995 and 1994.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      1996      1995      1994
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        39,693    42,707    32,050
   Mortgage-backed pass-through securities      349       396     1,103
   Collateralized mortgage obligations:
      Agency                                      0         0         0
      Corporate                                   0         0         0
   State and Political subdivisions           9,624    13,448    21,959
    Other Securities                          1,067         0         0
      Net unrealized gain (loss)               (221)      358    (1,898)
      Total Carrying Value                   50,512    56,909    53,214


Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1996

                  1yr or less   1-5 yrs     5-10 yrs    Over 10 yrs     Total
                  Amt  Yield    Amt  Yield  Amt  Yield  Amt   Yield  Amt  Yield
U.S. Treasury       0     0       0     0      0     0     0     0      0     0
Federal Agencies:
 Bonds and Notes  998 4.549  17,908  5.25 18,110  7.14 2,408  7.65 39,425  6.25
 Mtg-backed Sec.    0     0       0     0    132 11.00   236 10.75    368 10.84
State and
  Municipal     1,950  8.79   5,105  7.46  2,058  7.46   540  8.15  9,653  7.77
Other Securities    0     0       0     0    500  5.98   567  7.75  1,067  6.92
TOTAL           2,948  7.35  23,013  5.74 20,800  7.17 3,751  7.93 50,513  6.59

Percent of Total     6%            46%         41%          7%          100%


Loans

The loans outstanding at December 31, 1996 were $122,859,789. This represents a 9.2% increase over the total loans outstanding on December 31, 1995.

Real estate loans remain the largest component of the loan portfolio at $67,859,219. This is an increase of $3,274,313 or an increase of 5.1% over the previous year. The residential mortgage portfolio is our primary markets remained relatively stable. The majority of the increase is the result of loan participation purchased to supplement the Bank's need for quality loans when the primary markets cannot provide adequate volume.

Individual loans for household and other personal expenditures is the second largest loan category for the Bank. This loan category increased $3,110,585 or 8.8%. This growth level is consistent with the 1995 increase of 9.49%. The bank continues to look for direct lending opportunities as well as the careful purchase of dealer contracts.

Commercial and industrial loans grew from $12,267,206 in 1995 to $15,133,405 at December 31, 1996. That represents a 23.4% increase. While we always seek loan opportunities in our primary markets first, the purchase of loan participation continues as a method of servicing adequate loan volume.

Construction lines of credit and agricultural loans continue to be a minor factor in the Bank's loan portfolio. The Bank is not planning any aggressive growth in these areas.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.

Loan Portfolio
                  1996        1995          1994         1993         1992
                   Percent      Percent       Percent      Percent      Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total
Commercial,
 financial &
 agricultural 16,228 13.2  12,744 11.3   5,526  5.2   5,854  5.6   9,058   10.1
Real estate -
 construction     64  0.1     131  0.1     299  0.3     355  0.3     948    0.9
Real estate -
 mortgage     67,859 55.1  64,585 57.2  67,844 63.5  62,435 59.3  63,486   57.0
Consumer
 installment  38,452 31.2  35,341 31.3  32,279 30.2  34,951 33.2  32,512   29.2
Banker
 Acceptances       0    0       0    0       0    0     622  0.6   3,599    3.2
 Economic dev.
 rev. bonds       24    0      41  0.1      56  0.1     252  0.2     150    0.1
Repurchase
 Agreement         0    0       0    0     775  0.7     770  0.8   1,650    1.5
Lease Financing  538   .4       0    0       0    0       0    0       0      0
TOTAL        123,165  100 112,842  100 106,779  100 105,239  100 111,403    100
Less:
Unearned income  305          343          213          407        1,097
Allowance for
 loan losses   1,329        1,349        1,322        1,304        1,276

Total loans  121,531      111,150      105,244      103,528      109,030


Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1996             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                      Maturing Over One Year

                              Over One    Over       Predetermined  Floating or
                    One Year  Yr through  Five            Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural        7,289      4,502    4,437   16,228      2,303      13,925
Real Estate
 Construction           43         14        7       64         12          52
TOTALS               7,332      4,516    4,444   16,292      2,315      13,977

Capital Resources

Stockholders' equity at December 31, 1996 increased to $17,329,516 from December 31, 1995 equity of $16,372,127. The increase of $957,389 was a result of earnings $1,660,961 less dividends of $354,256 less unrealized losses on securities available for sale of $349,316. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.


Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 1996, the average deposits of $170,795,000 funded over 95% of the average earning assets. Average total deposits for 1996 increased by $1,496,000, or 1% as compared to 1995 average deposit totals, which increased by $175,000 from 1994 or less than 1%.

There has been a relatively minor movement in average deposits over the past two years. Many customers are seeking higher rates of return on investments and have moved into alternative investments such as stocks and mutual funds. The total of interest-bearing deposits have reduced in the last quarter of 1996. Management has funded this reduction with the advance from the Federal Home Loan Bank and Federal Funds purchased. Management will seek to increase deposits at a time when deposits can be lent or invested at a profitable spread.

Maturities of Time Deposits                   December 31, 1996
        (dollars in thousands)       Certificates    Other Time
                                     of Deposit      Deposits Over
                                    Over $100,000     $100,000       TOTAL
Three months or less                   10,939              801       11,740
Over three through six months          11,550                0       11,550
Over six through twelve months            928                0          928
Over twelve months                      6,268                0        6,268
  TOTAL                                29,685              801       30,486


Risk Management

Lending and Loan Administration

Loan administration for the Bank is the responsibility of the President and the senior lending officer of the Bank. The board deems these officers have the knowledge and experience necessary to satisfactorily manage the lending activities of the Bank.

Lending authority is granted to individual officers as the board feels is appropriate. For loans exceeding an individual officer's limit, a loan committee structure is in place to allow the timely and prudent review of loan requests. Loans above certain predetermined limits must be reviewed and approved by two board members prior to approval of the loan.

A presentation is made at each board meeting regarding the operation of the loan department. Topics discussed include current activities, watch list and non-accrual loans, and any other loan-related issue that should be brought to the board. Reports covering the activities of the loan department are prepared for each board member.

A loan review committee reviews all loan review activities including the calculation of the loan loss reserve necessary to accommodate loans that may be charged off at some future time.

The loan loss reserve is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:


Allowance for Loan Losses
 (dollars in thousands)
                                       1996   1995   1994   1993   1992
Balance as of January 1               1,349  1,322  1,304  1,276  1,239
Provision for Loan Losses               290    314    410    715    516
Recoveries of Prior Loan Losses          77     76     80     99     84
Loan Losses charged to the Allowance   (386)  (363)  (472)  (786)  (563)
Balance as of December 31             1,330  1,349  1,322  1,304  1,276


Loans are placed on non-accrual status when a payment (principal and/or interest) is more than 90 days past due. All income on these loans is then recognized on a cash basis until the loan is paid off or management believes that the quality of the loan has improved enough to warrant returning the loan to accrual status.

Non-performing loans are loans on non-accrual and assets such as other real estate and repossessions being held for sale. Following is a schedule of those loan categories for the previous five years.


Non-performing Assets  (dollars in thousands)
                                     1996      1995     1994     1993     1992
Total Loans on non-accrual
 (non-performing loans)             1,338     1,040      465      520      843
 Other Real Estate                     53       296      462      489      353
Total non-performing assets         1,391     1,336      927    1,009    1,350
Total non-performing loans as a
 percentage of loans                 1.09%      .94%     .44%     .50%     .77%
Total non-performing assets as
 a percentage of loans and ORE       1.13%     1.20%     .88%     .97%    1.10%


Liquidity and Interest Rate Sensitivity

SVB&T Corporation considers management of liquidity and interest rate sensitivity to be two of its most important responsibilities. Liquidity requirements arise from loan demand and deposit withdrawals. The objective of liquidity management is to match the availability of funds with anticipated loan and withdrawal activity. Interest rate sensitivity management seeks to match sufficient amounts of interest sensitive assets with interest sensitive liabilities. A matching of the assets and liabilities results in more consistent earnings and provides protection in case of sudden interest rate changes.

Liquidity requirements are monitored on a daily basis. Main sources of short-term liquidity are cash due from banks and federal funds sold. Longer term liquidity planning includes funds available from normal maturities of certificates of deposit with other bank maturities of investment securities, loan principal payments income from operations and new deposits. These sources of funds are sufficient to meet the company's liquidity needs.


In the management of interest rate sensitivity, a cumulative sensitivity ratio of less than 100% is normal in the one year or less repricing time period. Seventy-eight percent of the total interest bearing liabilities reprice in one year or less. The Bank has more interest-bearing liabilities repricing during this time period than it has interest-earning assets repricing. This will benefit the Bank during an interest rate environment of lowering rates or stable rates.

The Company realizes the potential for income reduction should interest rates increase. At that time, restructuring of the investment portfolio would occur to increase the sensitivity ratio to a manageable position.

The chart on this and the following page shows the Bank's interest rate sensitivity position as of December 31, 1996.



INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months   Months    Months   Years    Total
Interest Earning Assets
Federal funds sold               0        0        0         0        0       0
Interest bearing deposits
  in banks                       0        0        0         0        0       0
Investment securities        5,440      240    1,165    22,269   21,052  50,166
Loans                       33,472   15,563   30,002    33,421    8,507 120,965

Total Interest Earning
  Assets                    38,912   15,803   31,167    55,690   29,559 171,131




Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 29,337    6,890    6,441     4,553        0  47,221
Time deposits under
  $100,000                  16,780    6,840    7,873    13,847      417  45,757
Time deposits over $100,000 12,128   11,550    1,164     5,644      103  30,486
Borrowed funds              13,870        0        0         0        0  13,870
Total Interest Bearing
  Liabilities               72,115   25,280   15,478    31,545      660 145,078

Interest Sensitivity Gap
  Current                  (32,203)  (9,477)  15,689    24,145   28,899
Interest Sensitivity Gap
  Cumulative               (33,203) (42,680) (26,991)   (2,846)  26,053
Sensitivity Ratio
  Cumulative                   54%      56%      76%       98%     118%









Quarterly Results of Operations   March 31     June 30      Sept 30      Dec 31

1996
Interest income                  3,503,918   6,947,560   10,524,769  14,084,475
Interest expense                 1,923,168   3,775,017    5,680,758   7,531,230
Net interest income              1,580,750   3,172,543    4,844,011   6,553,245
Provision for loan losses           75,000     150,000      225,000     290,000
Net securities gains                     0         162        1,528      45,545
Non-interest income                324,309     680,956    1,055,296   1,560,072
Non-interest expense             1,309,900   2,661,035    4,043,216   5,557,901
Income before income taxes         520,159   1,042,626    1,632,619   2,310,961
Income taxes                       112,000     248,760      396,500     650,000
 Net income                        408,159     793,866    1,236,119   1,660,961
Net income per share:
 Primary net income per share         1.09        2.13         3.31        4.45


1995
Interest income                  3,025,793   6,826,945   10,032,738  13,560,204
Interest expense                 1,758,316   3,928,584    5,686,900   7,625,144
Net interest income              1,447,477   2,898,361    4,345,838   5,935,060
Provision for loan losses           80,000     144,000      224,000     314,000
Net securities gains                     0           0            0           0
Non-interest income                358,338     711,524    1,069,862   1,509,579
Non-interest expense             1,403,064   2,716,689    4,119,753   5,467,944
Income before income taxes         322,751     749,196    1,071,947   1,662,695
Income taxes                        77,000     186,000      263,000     450,000
 Net income                        245,751     563,196      808,947   1,212,695
Net income per share:
 Primary net income per share         0.66        1.51         2.17        3.25



Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.














PART III

Item 10. Directors and Executive Officers of the Registrant

The following table shows the earlier of the year the named individual became a Director of the Corporation or the Bank. All Directors have been Directors of the Corporation since its formation in 1982, except for Brian K. Habig, Hilbert Lindsey, Ronald G. Seals and James C. Tucker, who became Directors of the Corporation in the years indicated below.
                                             Shares Beneficially Owned   Foot
Name, Present Principal         Director    (Percentage of Outstanding   Note
Occupation and Age              Since        Common Shares)

Arnold F. Habig                 1958         43,092                       1
Chairman of the Board, SVB&T                 (11.56%)
and Assistant to the Chief
Executive Officer, Kimball
International, Inc.
89

Brian K. Habig                  1987          3,174                       2
Vice President, Administration                (.85%)
Office Furniture Kimball
International, Inc.
40

Douglas A. Habig                1973         12,790                       3
President & C.E.O.                           (3.43%)
Kimball International, Inc.
50


John B. Habig                   1963         12,060                       4
Senior Executive Vice                        (3.23%)
President and Operations
Officer, Assistant Secretary
Kimball International, Inc.
63

Thomas L. Habig                 1959          9,988                       5
Chairman of the Board                         (2.68%)
Kimball International
Secretary, Springs Valley
Bank & Trust Company
68

Maurice R. Kuper                1977          3,000                       6
Retired                                       (.80%)
Kimball International, Inc.
72

Hilbert Lindsey                 1988          1,600
President                                     (.43%)
Lindsey Lumber Company
62



Ronald G. Seals                 1989            160                       7
President & C.E.O.                            (.04%)
Springs Valley Bank &
Trust Company
59

R. J. Sermersheim               1976         10,000                       8
Vice President, Environment,                 (2.68%)
Health & Safety
Kimball International, Inc.
57

H. E. Thyen                     1959          4,486                       9
Assistant to the Chief                        (1.20%)
Financial And Administrative
Officer, Kimball International, Inc.
84

James C. Tucker                 1989          7,200                      10
Attorney at Law                               (1.93%)
Tucker & Tucker
Law Offices
50

Reita Nicholson                                  86                      11
Assistant Secretary, SVB&T Corporation        (0.02%)
50

David Rees                                     NONE
Cheif Financial Officer, SVB&T Corporation
38

All Directors and Officers as a group       107,636
                                             (28.86%)

1 Mr. Arnold F. Habig is also chairman of the Board of Springs Valley Bank & Trust Company. Total shares owned by Mr. Habig consist of 33,000 shares owned by his Revocable Trust Accounts of which he maintains voting privileges, 7,028 shares owned by the Arnold F. Habig Foundation of which Mr. Habig is the President and holds voting rights, and 3,064 shares held by Barbara T. Habig, wife of Mr. Habig.

2 The above amount includes 1,044 shares held by Kyle Thomas Habig, the son of Mr. Habig.

3 The above amount includes 1,004 shares held by Nancy L. Habig, the wife of Mr. D. Habig, 1,112 shares held by Joshua David Habig, 1,112 shares held by Lauren E. Habig and 1,044 shares held by Jill Ellen Habig, who are children of Mr. D. Habig.

4 The above amount includes 1,562 shares held by Carma Jane Habig, the wife of Mr. J. Habig, 444 shares held by Baden-Baden for John B. Habig Trust and 1,024 shares held by Baden-Baden for John B. Habig FBO Jon Hudson, which is the Grandson of Mr. J. Habig.

5 Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. Total shares owned include 1,044 shares held by Roberta Habig, the wife of Mr. Habig.

6 Mr. Kuper's 3,000 shares are held in a Trust for Mr. Kuper in which he and Delores Kuper are trustees. Delores Kuper is Mr. Kuper's wife.

7 Mr. Seals is President and C.E.O. for Springs Valley Bank & Trust Company as well as SVB&T Corporation. The above amount of shares include 100 shares held jointly by Mr. Seals and his wife, Nancy E. Seals.

8  Mr. Sermersheim also serves as Vice President for SVB&T Corporation.

9 Mr.Thyen's above shares include 2,450 shares which are listed in his trust account of which he maintains voting rights and also includes 400 shares which are held by Maxine Thyen's Trust Account. Maxine is the wife of Mr. Thyen.

10 The above shares include 7,088 shares held by James M. Tucker Trust of which Mr. Tucker is Trustee.


Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held seven (7) meetings, and the Board of Directors of the Bank held seven (7) meetings, during 1996. In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit Committee, Trust Committee, Executive Compensation Committee, and Loan Committee. The Corporation does not have a nomination committee; instead, nominations are made by the Board of Directors as a whole.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. H. E. Thyen, R. J. Sermersheim (Chairman of the Committee), Brian K. Habig and J. C. Tucker. The Audit Committee met six (6) times in 1996.

The Executive Compensation Committee is to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. R. J. Sermersheim, Maurice Kuper and J. C. Tucker (Chairman of the Committee). The Executive Compensation Committee met twice in 1996.


Item 11. Executive Compensation

Compensation of Officers

Compensation Committee Report. Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank's executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board. Each member of the Compensation Committee is a non-employee director. Pursuant to rules designed to enhance disclosure of corporation policies toward executive compensation, set forth below is a report submitted by Messrs. J. C. Tucker (Chairman), R. J. Sermersheim and Maurice Kuper in their capacity as the Board's Executive Compensation Committee addressing the Bank's compensation policies for 1996 as they affected all executive officers of the Bank and Mr. Seals who, for 1996, was the Bank's most highly paid executive whose total annual salary and bonus exceeded $100,000.

Compensation Policies Toward Executive Officers. The Executive Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory performance of the Corporation and the Bank as a whole. There are no established goals or standards relating to performance of the Corporation or the Bank which have been utilized in setting the base salary portion of an individual employee's compensation.

Base Salary. Each executive officer is reviewed individually by the Executive Compensation Committee. The Executive Compensation Committee also reviews various banking salary surveys provided by other entities which provide information concerning average salary information within the banking industry. The background data for this information is typically generated from over 100 banks located in the Midwest with approximately $100 million to $200 million in assets. The salary portion of the executive officers' compensation is then typically established at a level near the average salary compensation of officers included in the survey with similar job responsibilities.

Annual Bonus Amounts. The Bank's Incentive Bonus Plan ("Bonus Plan") for executive officers (those with titles of Senior Vice President and higher) for 1996 was based on the Bank's return on average assets (ROA) and the executives officers base salary. The "Bonus Plan" payment to executive officers was twenty-five percent of their base pay for 1996. Eighty percent was paid in 1996 and twenty percent was carried forward and paid in 1997. Other officers receive bonuses based on net income of the Bank. Under the "Bonus Plan," a bonus pool of seven percent of the Bank's net income is established and paid bi-annually to these officers.

Other Compensation Plans. At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

Benefits. The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 1996.

Mr. Seal's 1996 Compensation. Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the C.E.O. Mr. Seal's salary and bonus in 1996 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Executive Compensation Committee believes that Mr. Seals has managed the Bank well.





Compensation Committee Insider Participation

During the past fiscal year, Mr. Seals, the Bank's Chief Executive Officer, served on the Board of Directors, but did not serve on the Executive Compensation Committee. Mr. Seals did not participate in any discussion or vote with respect to his salary or bonus as an executive officer and excused himself from the room during the discussion by the Board of Directors of his compensation.


Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 1996, 1995 and 1994 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996.

Name and               Year                   Annual     Compensation
Principal Position                            Salary (1) Bonus (2)
Ronald G. Seals        1996                 $115,500     $23,100
President, C.E.O.      1995                 $108,000     $13,420
and Director           1994                 $104,000     $15,168

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

(2) The bonus amounts are payable pursuant to the Bank's Incentive Bonus Plan of the Bank, as described in the "Compensation Committee Report."


Employee Benefit Plans

Profit Sharing Retirement Plan. The Bank sponsors a tax-qualified profit sharing retirement plan which includes, effective as of January 1, 1996, a qualified cash or deferred (i.e., "401(k)") arrangement and a provision for voluntary after-tax contributions ("Profit Sharing Plan"). The Profit Sharing Plan covers substantially all employees of the Bank; an employee becomes a participant on the first January 1st or July 1st which coincides with or immediately follows the date you became an employee. If you became an Employee on or after January 1, 1996, you will be eligible to participate on the Plan Entry Date which falls on or after the first twelve consecutive (12) month period during which you have completed at least ont thousand (1,000) hours of service. The twelve (12) month period begins when you first commence employment and on each Plan Year beginning on or after that date. The Bank makes discretionary "profit sharing" contributions under the Profit Sharing Plan and allows participants to make salary deferral and rollover contributions. Participants' salary deferral contributions may be made, on pre-income tax basis, in an amount ranging from 1% to 12% of the participant's "compensation" (as defined). Participants' salary deferral and rollover contributions are fully vested when made; discretionary profit sharing contributions are subject to a vesting schedule pursuant to which participants become vested on a graduated basis, at the rate of 10% per year for the first four full years of service and at the rate of 20% per year thereafter so that a participant will become fully vested in the Bank's profit sharing contributions after completing seven full years of service. In addition, a participant will attributable to the Bank's discretionary profit sharing contributions on death, "disability" (as defined), upon attaining age 60 and completing 10 years of service, and upon attaining age 65. All amounts contributed to the Profit Sharing Plan are invested by the Bank, as Trustee, for the benefit of all participants and their designated beneficiaries.

Upon termination of employment with the Bank or Corporation for reason, a participant (or his or her designated beneficiary) will be entitled to receive the vested balance of his or her account under the Profit Sharing Plan. Participants may elect to receive the vested balance of their account in either a single lump sum or in monthly, quarterly or annual installments over a fixed period of time, not to exceed the life expectancy of the participant or the joint life and last survivor expectancy of the participant and his or her designated beneficiary. The Profit Sharing Plan also provides for the distribution of the participant salary deferrals on account of "financial hardship" (as defined) and authorizes the making of loans to participants from that portion of their Profit Sharing Plan accounts attributable to salary deferral contributions.


Director Fees

Directors of the Bank receive director's fees of $600 per month. In addition, directors which hold committee positions may be compensated from $25 to $100 per meeting attended. No separate fees are paid for services as a director of the Corporation.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following information is given as of March 15, 1997, for each person known to the Corporation to be the beneficial owner of more than 5% of the common stock of the Corporation.

                                       Amount and Nature        Percent
Name and Address                    of Beneficial Ownership of  Class

Arnold F. Habig                             43,092              11.55%*
1500 Main Street
Jasper, IN  47546

Springs Valley Bank & Trust Company
Trustee for Kimball International, Inc.     72,460              19.43%**
Retirement Trust
P.O. Box 830 Jasper, IN  47547-0830

* Total shares owned by Mr. Habig consist of 33,000 shares owned by his Revocable Trust accounts, 7,028 shares owned by the Arnold F. Habig Foundation and 3,064 shares held by his wife, Barbara T. Habig.

**Baden-Baden is nominee holder of beneficial shares owned by Springs Valley
  Bank & Trust Company as Trustee for Kimball International, Inc. Retirement Trust.



Item 13. Certain Relationships and Related Transactions

Certain Transactions

During 1996, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank; additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
 (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 3A - Articles of Incorporation
       Exhibit 3B - By Laws
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended December
                    31, 1996 (incorporated in part into this form 10-K by reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
 (d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.
       Exhibit 27 - Financial data schedule

























Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SVB&T Corporation


                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/27/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:                                 By:
Arnold F. Habig                     David Rees
Chairman of the Board      3/27/96  Principal Financial and Accounting 3/27/96
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/27/96  Ronald G. Seals,
                                    Principal Executive Officer and    3/27/96
                                     Director



By:                                 By:
John B. Habig, Director    3/27/96  Brian K. Habig, Director           3/27/96




By:                                 By:
Maurice Kuper, Director    3/27/96  Thomas L. Habig, Director          3/27/96




By:                                 By:
Hilbert Lindsey, Director  3/27/96  James C. Tucker, Director          3/27/96




By:                                 By:
Ronald J. Sermersheim, Director     H. E. Thyen, Director              3/27/96
                           3/27/96






Index to Exhibits


Sequential
Page #  Exhibit #  Exhibit


  34       3A      Articles of Incorporation
  42       3B      By Laws
  75       11      Statement Re: Computation of Per Share Earnings
  55       13      Annual Report to Shareholders for the year ended
                   December 31, 1996
  75       21      Subsidiaries of the Registrant
  75       23      Consent of Independent Auditors
           27      Financial Data Schedule







































EXHIBIT  3A


                         ARTICLES OF INCORPORATION
                                    OF
                             SVB&T CORPORATION



   The undersigned incorporator or incorporators, desiring to form a corporation (hereinafter referred to as the "Corporation") pursuant to the provisions of:

(Indicate appropriate act)
  ___ Indiana General Corporation Act
  ___ Medical Professional Corporations Act
  ___ Dental Professional Corporation Act
  ___ Professional Corporations Act of 1965
  ___ I.C. 23-1-13.5 (Professional Accounting Corporations)
      pursuant to the Indiana General Corporation Act
        (Professional Accounting Corporations are considered to be formed pursuant to the authority of the Indiana General Corporation Act, but subject to the provisions of I.C. 23-1-13.5)

as amended (hereinafter referred to as the "Act") execute the following Articles of Incorporation:


                                 ARTICLE I
                                   Name

The name of the Corporation is_______SVB&T__Corporation___________________ (the name must contain the word "Corporation" or "Incorporated", or an abbreviation of one of these words.)



                                ARTICLE II
                                  Purpose

The purposes for which in Corporation is formed are:  To  acquire control
of    Springs Valley Bank & Trust Company.




                                ARTICLE III
                            Period of Existence

The period during which the Corporation shall continue is __perpetual_____.






                                 ARTICLE IV
                    Resident Agent and Principal Office

  Section 1. Resident Agent - The name and address of the Corporation's Resident Agent for service of process is ___James M. Tucker______________ 188 South Court Street_________Paoli__Indiana___47454__.


  Section 2. Principal Office - The post office address of the principal office of the Corporation is ___College and Maple Streets,__Box 191_____ __French Lick,__Indiana_____47432__.

  (The resident agent and principal office address must be located in Indiana.)


                                 ARTICLE V
                             Authorized Shares

Section 1. Number of Shares:

The total number of shares which the Corporation is to have authority to issue is __132,000__.

A. The number of authorized shares which the corporation designates as having par value is ___0___ with a par value of $____________.

B. The number of authorized shares which the corporation designates as without par value is __132,000__.

Section 2. Terms of Shares (if any):

      Section 2. General Terms. All of the authorized shares shall be designated as "Common Stock", and each share of Common Stock shall be equal to every other share of Common Stock and shall participate equally in all earnings and profits of the Corporation and on distribution of assets, either on dissolution, liquidation or otherwise.

      Section 3. Voting Rights. Each holder of the Common Stock shall have the right to vote on all matters presented to shareholders and shall be entitled on all matters including elections of directors to one vote for each share of Common Stock registered in his name on the books of the Corporation.


                                ARTICLE VI
                   Requirements Prior To Doing Business

   The Corporation will not commence business until consideration of the value of at least $1,000 (one thousand dollars) has been received for the issuance of shares.



                                ARTICLE VII
                                Director(s)

   Section 1. Number of Directors: The initial Board of Directors is composed of __12__ member(s). The number of directors may be from time to time fixed by the By-Laws of the Corporation at any number. In the absence of a By-Law fixing the number of directors, the number shall be __12__.

   Section 2. Names and Post Office Addresses of the Director(s): The name(s) and post office address(es) of the initial Board of Director(s) of the Corporation is (are):

      Name            Number and Street or Building   City   State  Zip
Arnold F. Habig       1301 St. Charles Street         Jasper   IN   47546
Thomas L. Habig       1321 Dorbett Street             Jasper   IN   47546
John B. Habig         1306 Wilson Street              Jasper   IN   47546
Douglas A. Habig      1435 St. Charles Street         Jasper   IN   47546
H. E. Thyen           1742 Newton Street              Jasper   IN   47546
R. J. Sermersheim     1113 W 14th Street              Jasper   IN   47546
James M. Tucker       311 South Gospel Road           Paoli    IN   47454
Chris Gardner         524 W Water Street              Paoli    IN   47454
Maurice Kuper         415 W 15th Street               Jasper   IN   47546
R. M. Wininger        136 Maple Street           French Lick   IN   47432
Everett Land          Skyline Drive              French Lick   IN   47432
Harriett Brown        P.O. Box 213        West Baden Springs   IN   47469


   Section 3. Qualifications of Directors (if any):












                                ARTICLE II
                                  Purpose
                                (Continued)

   Section 2. General Powers. To possess, exercise and enjoy all rights, powers and privileges conferred upon bank holding companies by the Bank Holding Company Act of 1956 as amended and as hereafter amended or supplemented, and all other rights and powers authorized by the laws of the State of Indiana, and the laws of the United States of America applicable to bank holding companies and the regulations of the Board of Governors of the Federal Reserve System.

   Section 3.  To Deal in Real Property.  Subject to the limitations of
Section 2 above, to acquire by purchase, exchange, lease or otherwise, and to hold, own, use, construct, improve, equip, manage, occupy, mortgage, sell lease, convey, exchange or otherwise dispose of, alone or in conjunction with others, real estate and leaseholds of every kind, character and description whatsoever and wheresoever situated, and any other interests therein, including, but without limiting the generality thereof, building, factories, warehouses, office, and structures of all kinds.

   Section 4. Capacity to Act. Subject to the limitations of Section 2 above, to have to capacity to act possessed by natural persons and to perform such acts as are necessary and advisable to accomplish the purposes, activities, and business of the Corporation.

   Section 5. To Act as Agent. Subject to the limitations of Section 2 above, to act as agent or representative for any firm, association, corporation, partnership, government or person, public or private, with respect to any activity or business of the Corporation.

   Section 6. To Make Contracts and Guarantees. Subject to the limitations of Section 2 above, to make, execute and perform, or cancel and rescind, contracts of every kind and description, including guarantees, and contracts of suretyship, with any firm, association, corporation, partnership, government or person, public or private.

  Section 7. To Borrow Funds. Subject to the limitations of Section 2 above, to borrow moneys for any activity or business of the Corporation and, from time to time, without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures, notes, trust receipts, and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment thereof, and the interest thereon, by mortgage, conveyance, or assignment in trust of all or any part of the assets of the Corporation, real, personal or mixed, including contact rights, whether at the time owned or thereafter acquired, and to sell, exchange or otherwise dispose of such securities or other obligations of the Corporation.

  Section 8.  To Deal in its Own Securities.  Subject to the limitations of
Section 2 above, to purchase , take, receive or otherwise acquire, and to hold, own, pledge, transfer or otherwise dispose of shares of its own capital stock and other securities. Purchases of the Corporation's own shares, whether direct or indirect, may be made without shareholder approval only to the extent of unreserved and unrestricted earned surplus available therefor.


                                ARTICLE IX
                   Provisions for Regulation of Business
                   and Conduct of Affairs of Corporation
                                (Continued)

  Section 2. Meetings of Directors. Meetings of Directors of the Corporation shall be held at such place, within or without the State of Indiana, as may be specified in the notices or waivers of notice of such meetings.

  Section 3. Consideration for Shares. Shares of stock of the Corporation shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors.

  Section 4. By-Laws of the Corporation. The Board of Directors by a majority vote of the actual number of Directors elected and qualified from time to time shall have the power, without the assent or vote of the shareholders, to make, alter, amend or repeal the By-laws of the Corporation.

  The Board of Directors may, by resolution adopted by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, the Articles of Incorporation, or the By-Laws, may exercise all of the authority of the Board of Directors of the Corporation, including, but not limited to, the authority to issue and sell, securities or shares of the Corporation or designate the terms of a series of a class of securities or shares of the Corporation or designate the terms of a series of a class of securities of the Corporation. The terms which may be affixed by each such committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting, or preferential rights or other features of securities or class or series of a class of shares, Each such committee may have full power to adopt a final resolution which sets forth those terms and to authorize a statement of such terms to be filed with the Secretary of State. However, no such committee has the authority to declare dividends or distributions, amend the Articles of Incorporation or the By-Laws, approve a plan of merger or consolidation even if such plan does not require shareholder approval reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders a voluntary dissolution of the corporation or a revocation thereof. No member of any such committee shall continue to be a member thereof after he ceases to be a Director of the Corporation. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. A member of the Board of Directors shall not be liable for any action taken by any such committee if he is not a member of that committee and has acted in good faith and in a manner he reasonably believes is in the best interest of the Corporation.


  Section 5. Consent Action by Shareholders. Any action required by statute to be taken at a meeting of the shareholders, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting if, prior to such action, a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitles to vote with respect to the subject matter thereof, and such written consent is filed with the minutes of the proceedings of the shareholders.

  Section 6. Consent Action by Directors. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

  Section 7. Interest of Directors in Contracts. Any contract or other transaction between the Corporation or any corporation in which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the directors or officers of this Corporation are identical or that some or all of the directors of officers, or both, are also directors or officers of such other corporation.

  Any contract or other transaction between the Corporation and one or more of its directors or members or employees, or between the Corporation and any firm of which one or more of its directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its directors are stockholders, members, directors, officers, or employees or in which they are interested, shall be valid for all purposes notwithstanding the presence of such director or directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation in such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the directors present, such interested director or directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

  Section 8. Indemnification of Directors, Officers and Employees. Every person who is or was a director, officer or employee of this Corporation or of any other corporation for which he is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that may be incurred by him in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what he reasonably believed to be in or not opposed to the best interests of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which he had no reasonable cause to believe that his conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a director, officer or employee of this Corporation may become involved, as a party or otherwise,

    (i) by reason of his being or having been a director, officer, or employee of this Corporation or such other corporation or arising out of his status as such or

   (ii) by reason of any past or future action taken or not taken by him in any such capacity, whether or not he continues to be such at the time such liability or expense is incurred.

The terms "liability" and "expense" shall include, but shall not be limited to, attorney's fees and disbursements, amounts of judgements, fines or penalties, and amounts paid in settlement by or on behalf of a director, officer or employee, but shall not in any event include any liability or expenses on account of profits realized by him in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgement, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a director, officer or employee did not meet the standards of conduct set forth in this paragraph.

   Any such director, officer or employee who has been wholly successful with respect to any such claim, action, suit or proceeding shall be entitled to indemnification as a matter of right. Except as provided in the preceding sentence, any indemnification hereunder shall be made only if
(i) the Board of Directors acting by a quorum consisting of Directors who are not parties to or who have been wholly successful with respect to such claim, action, suit or proceeding shall find that the director, officer or employee has met the standards of conduct set forth in the preceding paragraph; or (ii) independent legal counsel shall deliver to the Corporation their written opinion that such director, officer or employee has met such standards of conduct.

   If several claims, issues or matters of action are involved, any such person may be entitled to indemnification as to some matters even though he is not entitled as to other matters,

   The Corporation may advance expenses to or, where appropriate, may at its expense undertake the defense of any such director, officer or employee upon receipt of an undertaking by or on behalf of such person to repay such expenses if it should ultimately be determined that he is not entitled to indemnification hereunder.

   The provisions of this Section shall be applicable to claims, actions, suits or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act during, before or after the adoption hereof.

   The rights of indemnification provided hereunder shall be in addition to any rights to which any person concerned may otherwise be entitled by contract or as a matter of law shall inure to the benefit of the heirs, executors and administrators of any such person.

   The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation against any liability asserted against him and incurred by him in any capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section or otherwise.



   Section 9. Distributions Out of Capital Surplus. The Board of Directors of the Corporation may from time to time distribute to its shareholders out of the capital surplus of the Corporation a portion of its assets, in cash or property, without the assent or vote of the shareholders, provided that with respect to such a distribution the requirements of The Indiana General Corporation Act other than shareholder approval are satisfied.

   Section 10. Powers of Directors. In addition to the powers and the authority granted by these Articles or by statute expressly conferred, the Board of Directors of the Corporation is hereby authorized to exercise all powers and to do all acts and things as may be exercised or done under the laws of the State of Indiana by a corporation organized and existing under the provisions of The Indiana General Corporation Act and not specifically prohibited or limited by these Articles.









































EXHIBIT  3B

                                 BY-LAWS
                                    OF
                             SVB&T CORPORATION


                                 ARTICLE I

   Section 1. Name. The name of the corporation is SVB&T Corporation ("Corporation").

   Section 2. Principal Office of the Resident Agent. The post-office and address of the principal office of the Corporation is College and Maple Streets, French Lick, Indiana, and the name and post-office address of its Resident Agent in charge of such office is James M. Tucker, 188 Court Street, Paoli, Indiana.

   Section 3. Seal. The seal of the Corporation shall be circular in form and mounted upon a metal die, suitable for impressing the same upon paper. About the upper periphery of the seal shall appear the words "SVB&T Corporation" and about the lower periphery thereof the word "Indiana". In the center of the seal shall appear the word "Seal".



                                ARTICLE II

   The fiscal year of the Corporation shall begin each year on the first day of January and end on the last day of December of the same year.



                                 ARTICLE III
                                Capital Stock

   Section 1. Number of Shares and Classes of Capital Stock. The total number of shares of capital stock which the Corporation shall have authority to issue shall be as stated in the Articles of Incorporation.

   Section 2. Consideration for No Par Value Shares. The shares of stock of the Corporation without par value shall be issued or sold in such manner and for such amount of consideration as may be fixed from time to time by the Board of Directors. Upon payment of the consideration fixed by the Board of Directors, such shares of stock shall by fully paid and nonassessable.

   Section 3. Consideration for Treasury Shares. Treasury shares may be disposed of by the Corporation for such consideration as may be determined from time to time by the Board of Directors.

   Section 4. Payment for Shares. The consideration for the issuance of shares of capital stock of the Corporation may be paid, in whole or in part, in money , in other property, tangible or intangible, or in labor actually performed for, or services actually rendered to the Corporation; provided, however, that the part of the surplus of the Corporation which is transferred to stated capital upon the issuance of shares as a share dividend shall be deemed to be the consideration for the issuance of such shares. When payment of the consideration for which a share was authorized to be issued shall have been received by the Corporation, or when surplus shall have been transferred to stated capital upon the issuance of a share dividend, such share shall be declared and taken to be fully paid and not liable to any further call or assessment, and the holder thereof shall not be liable for any further payments thereon. In the absence of actual fraud in the transaction, the judgement of the Board of Directors as to the value of such property, labor or services received as consideration, or the value placed by the Board of Directors upon the corporate assets in the event of a share dividend, shall be conclusive. Promissory notes, uncertified checks, or future services shall not be accepted in payment or part payment of the capital stock of the Corporation, except as permitted by The Indiana General Corporation Act.

   Section 5. Certificate for Shares. Each holder of capital stock of the Corporation shall be entitled to a stock certificate, signed by the President or a Vice President and the Secretary of any Assistant Secretary of the Corporation, with the seal of the Corporation thereto affixed, stating the name of the registered holder, the number of shares represented by such certificate, the par value of each share of stock or that such shares of stock are without par value, and that such shares are fully paid and nonassessable. If such shares are not fully paid, the certificates shall be legibly stamped to indicate the percent which has been paid, and as further payments are made, the certificate shall be stamped accordingly.

   If the Corporation is authorized to issue shares of more than one class, every certificate shall state the kind and class of shares represented thereby, and the relative rights, interests, preferences and restrictions of such class, or a summary thereof; provided, that such statement may be omitted from the certificate if it shall be set forth upon the face or back of the certificate that such statement, in full, will be furnished by the Corporation to any shareholder upon written request and without charge.

   Section 6. Facsimile Signatures. If a certificate is countersigned by the written signature of a transfer agent other than the Corporation or its employee, the signatures of the officers of the Corporation may be facsimiles. If a certificate is countersigned by the written signature of a registrar other than the Corporation or its employee, the signatures of the transfer agent and the officers of the Corporation may be facsimiles. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of its issue.

   Section 7. Transfer of Shares. The shares of capital stock of the Corporation shall be transferable only on the books of the Corporation upon surrender of the certificate or certificates representing the same, properly endorsed by the registered holder or by his duly authorized attorney or accompanied by proper evidence of succession, assignment or authority to transfer.

   Section 8. Cancellation. Every certificate surrendered to the Corporation for exchange or transfer shall be cancelled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so cancelled, except in cases provided for in Section 10 of this Article III.

   Section 9. Transfer Agent and Registrar. The Board of Directors may appoint a transfer agent and a registrar for each class of capital stock of the Corporation and may require all certificates representing such shares to bear the signature of such transfer agent and registrar. Shareholders shall be responsible for notifying the transfer agent and registrar for the class of stock held by such shareholder in writing of any changes in their addresses from time to time, and failure so to do shall relieve the Corporation, its shareholders, directors, officers, transfer agent and registrar of liability for failure to direct notices, dividends, or other documents or property to an address other than the one appearing upon the records of the transfer agent and registrar of the Corporation.

   Section 10. Lost, Stolen or Destroyed Certificates. The Corporation may cause a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give the Corporation a bond in such sum and in such form as it may direct to indemnify against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate. The Corporation, in its discretion, may authorize the issuance of such new certificates without any bond when in its judgment it is proper to do so.

   Section 11. Registered Shareholders. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of such shares to receive dividends to vote as such owner, to hold liable for calls and assessments, and to treat as owner in all other respects, and shall not be bound to recognize any equitable or other claims to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Indiana.

   Section 12. Options to Officers and Employees. The issuance, including the consideration, of rights or options to directors, officers or employees of the Corporation, and not to the shareholders generally, to purchase from the Corporation shares of its capital stock shall be approved by the affirmative vote of the holders of a majority of the shares entitled to vote thereon or shall be authorized by and consistent with a plan approved by such a vote of the shareholders. The price to be received for any shares having a par value, other than treasury shares to be issued upon the exercise of such rights or options, shall not be less than the par value thereof.



                                ARTICLE IV
                         Meetings of Shareholders

   Section 1. Place of Meeting. Meetings of shareholders of the Corporation shall be held at such place, within or without the State of Indiana, as may from time to time be designated by the Board of Directors, or as may be specified in the notices or waivers of notice of such meetings.

   Section 2. Annual Meeting. The annual meeting of shareholders for the election of Directors, and for the transaction of such other business as may properly come before the meeting, shall be held on the second Tuesday in February of each year, if such day is not a holiday, and if a holiday, then on the first following day that is not a holiday, or in lieu of such day may be held on such other day as the Board of Directors may set by resolution, but not later than the end of the fifth month following the close of the fiscal year of the Corporation. Failure to hold the annual meeting at the designated time shall not work any forfeiture or a dissolution of the Corporation, and shall not affect otherwise valid corporate acts.

   Section 3. Special Meetings. Special meetings of the shareholders, for any propose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation may be called by the Board of Directors or the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of shareholders holding of record not less than one-fourth of all the shares outstanding and entitled by the Articles of Incorporation to vote on the business for which the meeting is being called.

   Section 4. Notice of Meetings. A written or printed notice, stating the place, day and hour of the meeting, and in case of a special meeting, or when required by any other provision of The Indiana General Corporation Act, or of the Articles of Incorporation, as now or hereafter amended, or these By-Laws, the purpose or purposes for which the meeting is called, shall be delivered or mailed by the Secretary, or by the officers or persons calling the meeting, to each shareholder of record entitled by the Articles of Incorporation, as now or hereafter amended, and by The Indiana General Corporation Act to vote at such meeting, at such address as appears upon the records of the Corporation, at least ten (10) days before the date of the meeting. Notice of any such meeting may be waived in writing by any shareholder, if the waiver sets forth in reasonable detail the purpose or purposes for which the meeting is called, and the time and place thereof. Attendance at any meeting in person, or by proxy, shall constitute a waiver of notice of such meeting. Each shareholder, who has in the manner above provided waived notice of a shareholders' meeting, or who personally attends a shareholders' meeting or is represented thereat by a proxy authorized to appear by an instrument of proxy, shall be conclusively presumed to have been given due notice of such meeting. Notice of any adjourned meeting of stockholders shall not be required to be given if the time and place thereof are announced at the meeting at which the adjournment is taken, except as may be expressly required by law.

   Section 5. Addresses of Shareholders. The address of any shareholder appearing upon the records of the Corporation shall be deemed to be the latest address of such shareholder appearing on the records maintained by the Transfer Agent for the class of stock held by such shareholder.

   Section 6.  Voting at Meetings.

   (a) Quorum. The holders of record of a majority of the issued and outstanding stock of the Corporation entitled to vote at such meeting, present in person or by proxy, shall constitute a quorum at all meetings of stockholders for the transaction of business, except where otherwise provided by law, the Articles of Incorporation or these By-Laws. In the absence of a quorum, any officer entitled to preside at, or act as secretary of, such meeting shall have the power to adjourn the meeting from time to time until a quorum shall be constituted. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the original meeting, but only those stockholders entitled to vote at the original meeting shall be entitled to vote at any adjournment or adjournments thereof unless a new record date is fixed by the Board of Directors for the adjourned meeting.

   (b) Voting Rights. Except as otherwise provided by law or by the provisions of the Articles of Incorporation, every shareholder shall have the right at every shareholders' meeting to one vote for each share of stock having voting power, registered in his name on the books of the Corporation on the date for the determination of shareholders entitled to vote, on all matters coming before the meeting including the election of directors. At any meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy executed in writing by the shareholder or a duly authorized attorney in fact and bearing a date not more than eleven months prior to its execution, unless a longer time is expressly provided therein.

   (c) Required Vote. When a quorum is present at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which, by express provision of The Indiana General Corporation Act or of the Articles of Incorporation or by these By-Laws, a greater vote is required, in which case such express provision shall govern and control the decision of such question.

   Section 7. Voting List. The Transfer Agent of the Corporation shall make, at least five days before each election of directors, a complete list of the shareholders entitled by the Articles of Incorporation, as now or hereafter amended, to vote at such election, arranged in alphabetical order, with the address and number of shares so entitled to vote held by each, which list shall be on file at the principal office of the Corporation and subject to inspection by any shareholder. Such list shall be produced and kept open at the time and place of election and subject to the inspection of any shareholder during the holding of such election. The original stock register or transfer book, or a duplicate thereof kept in the State of Indiana, shall be the only evidence as to who are the shareholders entitled to examine such list or the stock ledger or transfer book or to vote at any meeting of the shareholders.

   Section 8. Fixing of Record Date to Determine Shareholders Entitled to Vote. The Board of Directors may prescribe a period not exceeding 50 days prior to meetings of the shareholders, during which no transfer of stock on the books of the Corporation may be made; or, in lieu of prohibiting the transfer of stock may fix a day and hour not more than 50 days prior to the holding of any meeting of shareholders as the time as of which shareholders entitled to notice of, and to vote at, such meeting shall be determined, and all persons who are holders of record of voting stock at such time, and no others, shall be entitled to notice of, and to vote at, such meeting.
In the absence of such a determinations, such date shall be 10 days prior to the date of such meeting.

   Section 9. Nominations for Director. Nominations for election to the Board of Directors may be made by the Board of Directors or by any shareholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of directors. Nominations, other than those made by or on behalf of the existing management of the Corporation, shall be made in writing and shall be delivered or mailed to the president of the Corporation not less than 10 days nor more than 50 days prior to any meeting of shareholders called for the election of directors. Such notification shall contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the Corporation that will be voted for each proposed nominee; (d) the name and residence address of the notifying shareholder; and (e) the number of shares of capital stock of the Corporation owned by the notifying shareholder. Nominations not made in accordance herewith may, in his discretion, be disregarded by the chairman of the meeting, and upon his instructions, the vote tellers may disregard all votes cast for each such nominee.


                                 ARTICLE V
                            Board of Directors

   Section 1. Election, Number and Term of Office. Directors shall be elected at the annual meeting of shareholders, or, if not so elected, at a special meeting of the shareholders called for that purpose, by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors.

   The number of Directors of the Corporation to be elected by the holders of the shares of stock entitled by the Articles of Incorporation to elect Directors shall be twelve (12) unless changed by amendment of this section.

   All Directors elected by the holders of such shares, except in the case of earlier resignation, removal or death, shall hold office until their respective successors are chosen and qualified. Directors need not be shareholders of the Corporation.

   Any vacancy on the Board of Directors caused by an increase in the number of Directors shall be filled by a majority vote of the members of the Board of Directors, until the next annual or special meeting of the shareholders or, at the discretion of the Board of Directors, such vacancy may be filled by vote of the shareholders at a special meeting called for that purpose. No decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

   Section 2. Vacancies. Any vacancy occurring in the Board of Directors caused by resignation, death or other incapacity shall be filled by a majority vote of the remaining members of the Board of Directors, until the next annual meeting of the shareholders. If the vote of the remaining members of the Board shall result in a tie, such vacancy, at the discretion of the Board of Directors, may be filled by vote of the shareholders at a special meeting called for that purpose.

   Section 3. Annual Meeting of Directors. The Board of Directors shall meet each year immediately after the annual meeting of the shareholders, at the place where such meeting of the shareholders has been held either within or without the State of Indiana, for the purpose of organization, election of officers, and consideration of any other business that may properly come before the meeting. No notice of any kind to either old or new members of the Board of Directors for such annual meeting shall be necessary.

   Section 4, Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places, either within or without the State of Indiana, as may be fixed by the Directors. Such regular meetings of the Board of Directors may be held without notice or upon such notice as may be fixed by the Directors.

   Section 5. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the President, or by not less than a majority of the members of the Board of Directors. Notice of the time and place, either within or without the State of Indiana, of a special meeting shall be served upon or telephoned to each Director at least twenty-four hours, or mailed, telegraphed or cabled to each Director at his usual place of business or residence at least forty-eight hours, prior to the time of the meeting. Directors, in lieu of such notice, may sign a written waiver of notice either before the time of the meeting, at the meeting, or after the meeting. Attendance by a director in person at any such special meeting shall constitute a waiver of notice.

   Section 6. Quorum. A majority of the actual number of Directors elected and qualified, from time to time, shall be necessary to constitute a quorum for the transaction of any business except the filling of vacancies, and the act of a majority of the Directors present at the meeting, at which a majority of the Directors present at the meeting, at which a quorum is present, shall be the act of the Board of Directors, unless the act of a greater number is required by The Indiana General Corporation Act, by the Articles of Incorporation, or by these By-Laws. A Director, who is present at a meeting of the Board of Directors, at which action on any corporate matter is taken, shall be conclusively presumed to have assented to the action taken, unless (a) his dissent shall be affirmatively stated by him at and before the adjournment of such meeting (in which event the fact of such dissent shall be entered by the secretary of the meeting in the minutes of the meeting), or (b) he shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. The right of dissent provided for by either clause (a) or clause (b) of the immediately preceding sentence shall not be available, in respect of any matter acted upon at any meeting, to a Director who voted at the meeting in favor of such matter and did not change his vote prior to the time that the result of the vote on such matter was announced by the chairman of such meeting.

   Section 7. Consent Action by Directors. Any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if prior to such action a written consent to such action is signed by all members of the Board of Directors or such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board of Directors or committee.

   Section 8. Removal of Directors. Any or all members of the Board of Directors may be removed, with or without cause at a meeting of shareholders called expressly for that purpose by a vote of the holders of not less than a majority of the outstanding shares of capital stock then entitled to vote at the election of directors.

   Section 9. Dividends. The Board of Directors shall have power, subject to any restrictions contained in The Indiana General Corporation Act or in the Articles of Incorporation and out of funds legally available therefor, to declare and pay dividends upon the outstanding capital stock of the Corporation as and when they deem expedient. Before declaring any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time in their absolute discretion deem proper for working capital, or as a reserve or reserves to meet contingencies or for such other purposes as the Board of Directors shall deem conducive to the interest of the Corporation and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

   Section 10. Fixing of Record Date to Determine Shareholders Entitled to Receive Corporate Benefits. The Board of Directors may fix a day and hour not exceeding 50 days preceding the date fixed for payment of any dividend or for the delivery of evidence of rights, or for the distribution of other corporate benefits, or for a determination if shareholders for any other purpose, as a record time for the determination of the shareholders entitled to receive any such dividend, rights or distribution, and in such case only shareholders of record at the time so fixed shall be entitled to
receive such dividend, rights or distribution.   If no record date is fixed
for the determination of shareholders entitled to receive payment of a dividend, the end of the day on which the resolution of the Board of Directors declaring such dividend is adopted shall be the record date for such determination.

   Section 11. Interest of Directors in Contracts. Any contract or other transaction between the Corporation or any corporation in which this Corporation owns a majority of the capital stock shall be valid and binding, notwithstanding that the directors or officers of this Corporation are identical or that some or all of the directors or officers, or both, are also directors or officers of such other corporation.

   Any contract or other transaction between the Corporation and one or more of its directors or members or employees, or between the Corporation and any firm of which one or more of its directors are members or employees or in which they are interested, or between the Corporation and any corporation or association of which one or more of its directors are stockholders, members, directors, officers, or employees or in which they are interested, shall be valid for all purposes, notwithstanding the presence of such director of directors at the meeting of the Board of Directors of the Corporation which acts upon, or in reference to, such contract or transaction and notwithstanding his or their participation is such action, if the fact of such interest shall be disclosed or known to the Board of Directors and the Board of Directors shall authorize, approve and ratify such contract or transaction by a vote of a majority of the directors present, such interested director or directors to be counted in determining whether a quorum is present, but not to be counted in calculating the majority of such quorum necessary to carry such vote. This Section shall not be construed to invalidate any contract or other transaction which would otherwise be valid under the common and statutory law applicable thereto.

   Section 12. Committees. The Board of Directors may, by resolution adopt by a majority of the actual number of Directors elected and qualified, from time to time, designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, the Articles of Incorporation, or these By-Laws, may exercise all of the authority of the Board of Directors of the Corporation, including, but not limited to, the authority to issue and sell or prove any contract to issue and sell, securities or shares of the Corporation or designate the terms of a series of a class of securities or shares of the Corporation. The terms which may be affixed by each such committee include, but are not limited to, the price, dividend rate, and provisions of redemption, a sinking fund, conversion, voting, or preferential rights or other features of securities or class or series of a class of shares. Each such committee may have full power to adopt a final resolution which sets forth those terms and to authorize a statement of such terms to be filed within the Secretary of State. However, no such committee has the authority to declare dividends or distributions, amend the Articles of Incorporation or the By-Laws, approve a plan of merger or consolidation even if such plan does not require shareholder approval, reduce earned or capital surplus, authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the Board of Directors, or recommend to the shareholders a voluntary dissolution of the Corporation or a revocation thereof. No member of any such committee shall continue to be a member thereof after he ceases to be a Director of the Corporation. The calling and holding of meetings of any such committee and its method of procedure shall be determined by the Board of Directors. A member of the Board of Directors shall not be liable for any action taken by any such committee if he is not a member of that committee and has acted in good faith and in a manner he reasonably believes is in the best interest of the Corporation.


                                ARTICLE VI
                                 Officers

   Section 1. Principal Officers. The principal officers of the Corporation shall be a Chairman of the Board, a President one or more Vice Presidents, a Treasurer and a Secretary. The Corporation may also have, at the discretion of the Board of Directors, such other subordinate officers as may be appointed in accordance with the provisions of these By-Laws.
Any two or more offices may be held by the same person, except the duties of President and Secretary shall not be performed by the same person. No person shall be eligible for the office of Chairman of the Board or President who is not a director of the Corporation.

   Section 2. Election and Term of Office. The principal officers of the Corporation shall be chosen annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold officer until his successor shall have been duly chosen and qualified, or until his death, or until he shall resign, or shall have been removed in the manner hereinafter provided.

   Section 3. Removal. Any principal officer may be removed, either with or without cause, at any time, by resolution adopted at any meeting of the Board of Directors by a majority of the actual number of Directors elected and qualified from time to time.

   Section 4. Subordinate Officers. In addition to the principal officers enumerated in Section 1 of this Article VI, the Corporation may have one or more Assistant Treasurers, one or more Assistant Secretaries, and such other officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office for such period, may be removed with or without cause, have such authority, and perform such duties as the President, or the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.

   Section 5. Resignations. Any officer may resign at any time by giving written notice to the Chairman of the Board or to the Board of Directors or to the President or the Secretary. Any such resignation shall take effect upon receipt of such notice or at any later time specified therein, and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

   Section 6. Vacancies. Any vacancy in any office for any cause may be filled for the unexpired portion of the term in the manner prescribed in these By-Laws for election or appointment to such office for such term.

   Section 7. Chairman of the Board. The Chairman of the Board, who shall be chosen from among the Directors, shall preside at all meetings of shareholders and at all meetings of the Board of Directors. He shall perform such other duties and have such other powers as, from time to time, may be assigned to him by the Board of Directors.

   Section 8. President. The President, who shall be chosen from among the Directors, shall be the chief executive officer of the Corporation and as such shall have general supervision of the affairs of the Corporation, subject to the control of the Board of Directors. He shall be a ex officio member of all standing committees. In the absence or disability of the Chairman of the Board, the President shall preside at all meetings of shareholders and at all meetings of the Board of Directors. Subject to the control and direction of the Board of Directors, the President may enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation. In general, he shall perform all duties and have all the powers incident to the office of the President, as herein defined, and all such other duties and powers as, from time to time, may be assigned to him by the Board of Directors.

   Section 9. Vice Presidents. The Vice Presidents in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President and Executive Vice President, perform the duties and exercise the powers of the President. They shall perform such other duties and have such other powers as President or the Board of Directors may from time to time assign.

   Section 10. Treasurer. The Treasurer shall have charge and custody of, and be responsible for, all funds and securities of the Corporation and shall deposit all such funds in the name of the Corporation in such banks or other depositories as shall be selected by the Board of Directors. He shall upon request exhibit at all reasonable times his books of account and records to any of the directors of the Corporation during business hours at the office of the Corporation where such books and records shall be kept; shall render upon request by the Board of Directors a statement of the condition of the finances of the Corporation at any meeting of the Board of Directors or at the annual meeting of the shareholders; shall receive, and give receipt for, moneys due and payable to the Corporation from any source whatsoever, and in general, shall perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the President or the Board of Directors. The Treasurer shall give such bond, if any, for the faithful discharge of his duties as the Board of Directors may require.

   Section 11. Secretary. The Secretary shall keep or cause to be kept in the books provided for that purpose the minutes of the meetings of the shareholders and of the Board of Directors; shall duly give and serve all notices required to be given in accordance with the provisions of these By-Laws and by The Indiana General Corporation Act; shall be custodian of the records and of the seal of the Corporation and see that the seal is affixed to all documents, the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-Laws; and, in general, shall perform all duties incident to the office of Secretary and such other duties as may, from time to time, be assigned to him by the President or the Board of Directors.

   Section 12. Salaries. The salaries of the principal officers shall be fixed from time to time by the Board of Directors, and the salaries of any subordinate officers may be fixed by the President.

   Section 13. Voting Corporation's Securities. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the President and Secretary, and each of them, are appointed attorneys and agents of the Corporation, and shall have full power and authority in the name and on behalf of the Corporation, to attend, to act, and to vote in all stock or other securities entitled to be voted at any meetings of security holders of corporations, or associations in which the Corporation may hold securities, in person or by proxy, as a stockholder or otherwise, and at such meetings shall possess and may exercise any and all rights and powers incident to the ownership of such securities, and which as the owner thereof the Corporation might have possessed and exercised, if present, or to consent in writing to any action by any such other corporation or association. The Board of Directors by resolution from time to time may confer like powers upon any other person or persons.


                                ARTICLE VII
                              Indemnification

   Section 1. Indemnification of Directors, Officers and Employees. Every person who is or was a director, officer or employee of this Corporation or of any other corporation for which he is or was serving in any capacity at the request of this Corporation shall be indemnified by this Corporation against any and all liability and expense that may be incurred by him in connection with or resulting from or arising out of any claim, action, suit or proceeding, provided that such person is wholly successful with respect thereto or acted in good faith in what he reasonablye believed to be in or not opposed to the best interests of this Corporation or such other corporation, as the case may be, and, in addition, in any criminal action or proceeding in which he had no reasonable cause to believe that his conduct was unlawful. As used herein, "claim, action, suit or proceeding" shall include any claim, action, suit or proceeding (whether brought by or in the right of this Corporation or such other corporation or otherwise), civil, criminal, administrative or investigative, whether actual or threatened or in connection with an appeal relating thereto, in which a director, officer or employee of this Corporation may become involved, as a party or otherwise,

     (i) by reason of his being or having been a director, officer or employee of this Corporation or such other corporation or arising out of his status as such or

    (ii) by reason of any past or future action taken or not taken by him in any such capacity, whether or not he continues to be such at the time such liability or expense is incurred.

The terms "liability" and "expense" shall include, but shall not be limited to, attorneys' fees and disbursements, amounts of judgements, fines or penalties, and amounts paid in settlement by or on behalf of a director, officer or employee, but shall not in any event include any liability or expenses on account of profits realized by him in the purchase or sale of securities of the Corporation in violation of the law. The termination of any claim, action, suit or proceeding, by judgement, settlement (whether with or without court approval) or conviction or upon a plea of guilty or of nolo contendere, or its equivalent, shall not create a presumption that a director, officer or employee did not meet the standards of conduct set forth in this paragraph.


   Any such director, officer or employee who has been wholly successful with respect to any such claim, action, suit or proceeding shall be entitled to indemnification as a matter of right. Except as provided in the preceding sentence, any indemnification hereunder shall be made only if
(i) the Board of Directors acting by a quorum consisting of Directors who are not parties to or who have been wholly successful with respect to such claim, action, suit or proceeding shall find that the director, officer or employee has met the standards of conduct set forth in the preceding paragraph; or (ii) independent legal counsel shall deliver to the Corporation their written opinion that such director, officer or employee has met such standards of conduct.

   If several claims, issues or matters of action are involved, any such person may be entitled to indemnification as to some matters even though he is not entitled as to other matters.

   The Corporation may advance expenses to or, where appropriate, may at its expense undertake the defense of any such director, officer or employee upon receipt of an undertaking by or on behalf or such person to repay such expenses if it should ultimately be determined that he is not entitled to indemnification hereunder.

   The provisions of this Section shall be applicable to claims, actions, suits or proceedings made or commenced after the adoption hereof, whether arising from acts or omissions to act during, before or after the adoption hereof.

   The rights of indemnification provided hereunder shall be in addition to any rights to which any person concerned may otherwise be entitled by contract or as a matter of law and shall inure to the benefit of the heirs, executors and administrators of any such person.

   The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation as director, officer, employee, or agent of another corporation against any liability asserted against him incurred by him in any capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section or otherwise.



                                ARTICLE VIII
                                 Amendments

   The power to make, alter, amend, or repeal these By-Laws is vested in the Board of Directors, but the affirmative vote of a majority if the actual number of directors elected and qualified, from time to time, shall be necessary to effect any alteration, amendment or repeal of these By-Laws.













To Our Shareholders,                                  EXHIBIT 13

The beginning of a new year offers an opportunity to review past successes and to prepare for the opportunities and challenges that lie ahead. The year 1996 was marked by increased earnings and by expansion of our services and facilities. This report also shows that SVB&T is in sound condition and fully prepared to move forward.

The Corporation posted record earnings in 1996 of $1.661 million, a 37% increase over 1995 earnings. Per share earnings were $4.45 in 1996, as compared to $3.25 per share the prior year. Cash dividends paid to shareholders in 1996 totaled $354 thousand, as compared to $343 thousand in 1995. At the close of 1996, loans had increased 9.3%, with an outstanding loan total of $122.5 million. During the past year, loan interest income rose $584 thousand, while interest expense decreased $157 thousand. Thus, the Bank's efficiency ratio improved from 70% to 66% which is very close to our operational goal.

As a result of a planned reduction in the Bank's interest-sensitive deposits, total assets decreased from $189.8 million to $184.6 million during 1996. These deposits will be replaced with more stable, less rate-sensitive funds.

The Trust Department now manages over $440 million in market value assets. It has continued to grow, following a plan of enhanced services and products for our customers. In 1996, three employees became licensed to sell annuities, one of several new product offerings which provide additional fee income opportunities.

On April 15, 1996, the Corporation expanded its service area with the purchase of a new branch facility in Borden, Indiana. This new office exceeded management's expectations, securing deposits of $1.340 million and loans of $977 thousand in less than nine months of operation. Our designated market area now includes Orange, Dubois, and portions of Clark and Washington counties.

In a continuing search for other opportunities to improve profitability, operational efficiency and customer service, management is exploring a variety of enhanced electronic-based delivery systems for banking services. In 1997, your Corporation will install two new automatic teller machines (ATMs). And, management is evaluating other services such as checking account debit cards and account inquiries through enhanced on-line ATM operations.

As a community bank, it is our continuing desire and goal to be a comprehensive provider of superior personal banking services, while improving our cost structure, offering competitive products and staying attuned to the new technology which the next generation of bank customers are embracing. By doing so, there will always be a profitable place for our Bank and for shareholder opportunity.

Your continuing loyalty and confidence in our efforts are greatly appreciated by all of us at Springs Valley Bank & Trust Company.

Sincerely,


ARNOLD F. HABIG                          RONALD G. SEALS
CHAIRMAN OF THE BOARD                    PRESIDENT & CEO

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                       December 31
ASSETS                                       1996                     1995
 Cash and cash equivalents
  Cash and due from banks               $   5,029,136          $     4,087,658
  Federal funds sold                                0                9,550,000
   Total cash and cash equivalents          5,029,136               13,637,658
 Investment securities, available
  for sale (Carried at market value)       49,945,260               56,908,873
 Investment securities, held to
  maturity (Carried at cost)                  567,400                        0
 Loans
  Loans, net of unearned interest         122,859,789              112,498,492
  Allowance for loan losses                (1,329,295)              (1,348,927)

   Net loans                              121,530,494              111,149,565
 Buildings and equipment                    5,040,585                5,077,140
 Other real estate                             53,200                  295,720
Interest receivable                         1,357,380                1,537,370
 Other assets                                 838,639                1,270,449
   Total assets                         $ 184,362,094          $   189,876,775

LIABILITIES
 Deposits
  Non-interest bearing                  $  12,554,733          $    12,501,765
  Interest bearing                        139,040,316              159,262,811
   Total deposits                         151,595,049              171,764,576
 Federal funds purchased                    8,870,000                        0
 Other short-term borrowing                 5,000,000                        0
 Interest payable                             750,028                  865,352
 Deferred income taxes                        241,324                  434,439
 Other liabilities                            576,177                  440,281
   Total liabilities                     $167,032,578          $   173,504,648

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS EQUITY
 Common stock (No par value: 400,000
  shares authorized and issued)               200,000                  200,000
 Surplus                                    6,094,233                6,094,233
 Retained earnings                         11,981,683               10,674,978
 Net unrealized gains (losses) on
  investment securities available for
  sale                                       (133,400)                 215,916
 Treasury stock at cost (27,100
  shares)                                    (813,000)                (813,000)

   Total shareholders' equity              17,329,516               16,372,127
   Total liabilities and
    shareholders' equity                 $184,362,094          $   189,876,775


See notes to consolidated financial statements.






CONSOLIDATED STATEMENTS OF INCOME
                                          Year Ended December 31
                                  1996            1995             1994
Interest Income
 Loans and fees on loans    $ 10,317,553   $   9,733,879    $   8,756,882
 Investment securities:
  Taxable                      2,964,496       2,415,217        1,898,142
  Tax exempt                     511,312         876,999        1,268,319
 Federal funds sold              291,114         534,109          299,422
 Interest-bearing time deposits
  in other banks                       0               0           12,749
   Total interest income      14,084,475      13,560,204       12,235,514

Interest Expense
 Deposits                      7,468,253       7,625,144        5,893,953
 Short-term borrowing             62,977               0                0
 Long-term debt                        0               0           17,546
  Total interest expense       7,531,230       7,625,144        5,911,499

Net Interest Income            6,553,245       5,935,060        6,324,015
 Provision for loan losses       290,000         314,000          410,000

Net Interest Income After
 Provision for Loan Losses     6,263,245       5,621,060        5,914,015

Non-interest income
 Trust Department Income         747,664         680,484          624,944
 Service charges on deposit
  accounts                       364,836         311,005          335,545
 Insurance and claims processing 176,899         329,753          531,786
 Other operating income          270,673         176,516          206,347
 Realized security gains (losses) 45,545          11,821         (102,892)
  Total non-interest income    1,605,617       1,509,579        1,595,730

Non-interest expense
 Salaries and employee
  benefits                     3,235,503       2,965,692        3,122,060
 Premises and equipment
  expense                      1,070,491       1,009,573          880,266
 Deposit insurance expense         2,000         194,564          377,621
 Other operating expenses      1,249,907       1,298,115        1,286,243
  Total non-interest expenses  5,557,901       5,467,944        5,666,190

Income Before Income Taxes     2,310,961       1,662,695        1,843,555
 Income taxes                    650,000         450,000          469,356
Net Income                 $   1,660,961  $    1,212,695      $ 1,374,199

PER SHARE
 Net Income                $        4.45  $         3.25      $      3.69
 Cash Dividends            $         .95  $          .92      $       .88

Average Shares Outstanding       372,900         372,900          372,900

See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                                             Unrealized             Total
               Common   Capital    Retained     Gains   Treasury   Shareholders
                Stock   Surplus    Earnings   (Losses)    Stock      Equity
BALANCE
JAN 1, 1994  $200,000 $6,094,233 $ 8,759,304 $  610,796 $(813,000) $14,851,333
Net income, 1994                   1,374,199                         1,374,199
Cash dividends                      (328,152)                         (328,152)
Net unrealized losses
 on securities
 available for sale                          (1,863,359)            (1,863,359)
BALANCE
DEC 31, 1994  200,000  6,094,233   9,805,351 (1,252,563) (813,000)  14,034,021

Net income, 1995                   1,212,695                         1,212,695
Cash dividends                      (343,068)                         (343,068)
Net unrealized gains
 on securities
 available for sale                           1,468,479              1,468,479

BALANCE
DEC 31, 1995  200,000  6,094,233  10,674,978    215,916  (813,000)  16,372,127

Net income, 1996                   1,660,961                         1,660,961
Cash dividends                      (354,256)                         (354,256)
Net unrealized gains
 on securities
 available for sale                            (349,316)              (349,316)

BALANCE
DEC 31,1996  $200,000 $6,094,233 $11,981,683  $(133,400) $(813,000) $17,329,516


See notes to consolidated financial statements.

























CONSOLIDATED STATEMENTS OF CASH FLOWS            Year Ended December 31
                                             1996          1995         1994
Operating Activities:
 Net income                            $ 1,660,961  $  1,212,695  $ 1,374,199
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Provision for loan losses                 290,000       314,000      410,000
 Depreciation                              448,897       440,783      399,213
 Investment securities amortization          4,872        39,902      221,368
 Investment securities (gains) losses      (45,545)      (11,281)     102,892
 Deferred income taxes                      36,002        56,371       33,806
 (Increase) decrease in interest
  receivable and other assets              854,320       (10,840)    (285,590)
 Increase (decrease) in interest payable
  and other liabilities                     20,572       252,020      (34,578)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                              3,270,079     2,293,110    2,221,310

Investing Activities:
 Net decrease of interest-bearing
  deposits in other banks                        0             0      495,845
 Proceeds from sales and maturities of
  investment securities available
  for sale                              13,622,651    18,515,148   23,814,843
 Purchases of investment securities
  available for sale                    (7,196,798)  (19,982,410) (19,548,518)
 Purchases of investment securities
  held to maturity                        (567,400)            0            0
 Net (increase) decrease in loans      (10,670,929)   (6,219,464)  (2,126,096)
 Additions to buildings and equipment     (412,342)     (315,909)  (1,004,744)
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                   (5,224,818)   (8,002,635)   1,631,330

Financing Activities:
 Net increase (decrease) in deposits   (20,169,527)    3,651,251       20,698
 Net increase in federal funds
  purchased                              8,870,000             0            0
 Net increase in short-term borrowing    5,000,000             0            0
 Principal payment on long-term debt             0             0   (1,293,540)
 Cash dividends                           (354,256)     (343,068)    (328,152)
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                   (6,653,783)    3,308,183   (1,600,994)

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                       (8,608,522)   (2,401,342)   2,251,646
Cash and cash equivalents beginning
 of year                                13,637,783    16,039,000   13,787,354
CASH AND CASH EQUIVALENTS AT END
 OF YEAR                               $ 5,029,136  $ 13,637,658 $ 16,039,000

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for
  income taxes                         $   489,827  $    335,379 $    551,563
 Cash paid during the year for
  interest                             $ 7,646,554  $  7,493,679 $  5,851,976

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of SVB&T Corporation and Subsidiary (the
Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant principles used in preparing the financial statements are briefly described below.

Principles of Consolidation. The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations. SVB&T Corporation operates under a charter from the State of Indiana and provides full banking services, including trust services. As a state bank, SVB&T Corporation is subject to regulation by the Department of Financial Institutions of the State of Indiana and the Federal Deposit Insurance Corporation. The area served by the Bank is primarily Orange, Dubois and the surrounding counties in Southern Indiana.

Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Investment Securities Available for Sale. The Bank buys debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 1996 and 1995, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported as a net amount in a separate component of shareholders equity. Accredit discounts and amortized premiums are included in earnings. Gains or losses on dispositions are computed using the specific identification method. (See Note 2)

Investment Securities Held to Maturity. In 1996, The Bank acquired stock in the Federal Home Loan Bank of Indianapolis. This stock has been classified as held to maturity and is carried at cost.

Loans. Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Interest income for add-on installment loans is recognized by the rule of 78's method which approximates the interest method. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Any subsequent payments are applied to interest until all interest due is totally paid. Any remaining amounts are applied to principal.

As part of its interest rate risk management, the Bank sells fixed rate mortgage loans into the secondary market. At December 31, 1996, approximately $1,182,000 of fixed rate mortgage loans were available for sale. These loans are carried at cost which approximates market value.

Allowance for Loan Losses. The allowances for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers ability to pay. The allowance is established by a provision for loan losses charged to expense. Loans are written off against the allowance when management believes that the collectibility of the principal is unlikely.

Buildings and Equipment. Buildings and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on the straight line method using lives ranging from 10 to 40 years. Equipment is depreciated on the straight line method using lives ranging from 3 to 10 years.

Other Real Estate. Real estate acquired in foreclosures is carried at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses.

Income Tax. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, related primarily to differences between the basis of available-for-sale investment securities, allowance for loan losses, accumulated depreciation and loan origination fees. The deferred tax asset or liability represents the future tax return consequences of those differences. SVB&T Corporation and Springs Valley Bank & Trust file consolidated income tax returns.

Net Income Per Share. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Trust Fees.  Trust fees are recorded on the accrual basis.


NOTE 2. EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective in 1995, the Bank adopted FASB Statements No. 114 and No. 118, which address accounting by creditors for impairment of loans. The adoption of these statements did not cause a significant change in the Banks financial condition or results of operations. The Bank's previous method of accounting for these types of loans was substantially the same as the methods required by Statements No. 114 and No. 118. No adjustment was necessary upon adoption.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (continued)


Effective January 1, 1996, the Bank adopted FASB statements No. 121 and No.
122. FASB No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, requires review of long-lived assets for impairment in certain circumstances. Adoption of this standard did not have a material effect on the consolidated financial statements and no adjustment was required. FASB No. 122, Accounting for Mortgage Servicing Rights, addresses the accounting for purchased or originated mortgage servicing rights. The Bank began selling originated mortgages with retained servicing rights in 1996 and FASB No. 122 standards were followed for these transactions. No prior servicing rights existed.


NOTE 3. RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required at December 31, 1996 was $853,000.


NOTE 4. INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities at December 31, 1996 and 1995 were as follows:
                                                      December 31,1996
                                       Unrealized    Unrealized    Estimated
Securities Available      Amortized     Holding       Holding       Market
 for Sale                    Cost        Gains         Losses        Value
U.S. Treasury securities $         0  $          0  $         0   $          0
U.S. Government
corporations and agencies 39,692,610       137,368      361,652     39,468,326
States and political
 subdivisions              9,624,092        74,756       88,575      9,610,273
Mortgage-backed securities   349,456        17,205            0        366,661
Other securities             500,000             0            0        500,000
Total                     50,166,158       229,329      450,227     49,945,260

                                        Unrealized    Unrealized    Estimated
Securities Held to         Amortized     Holding       Holding       Market
 Maturity                    Cost         Gains         Losses        Value
Other Securities         $   567,400    $        0  $         0   $   567,400

                                                    December 31,1996
                                        Unrealized    Unrealized    Estimated
Securities Available for   Amortized     Holding       Holding       Market
 Sale                       Cost         Gains         Losses        Value
U.S. Treasury securities $         0    $         0  $          0  $         0
U.S. Government
 corporations and
 agencies                 42,706,957        514,672       368,701   42,852,928
States and political
 subdivisions             13,448,140        206,099        18,835   13,635,404
Mortgage-backed securities   396,240         24,301             0      420,541
Total                    $56,551,337    $   745,072  $    387,536  $56,908,873

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (Continued)


The amortized cost and estimated market values of investment securities at December 31, 1996 and 1995 by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                               1996                   1995
                                           Estimated              Estimated
                              Amortized    Market      Amortized   Market
Securities Available for Sale  Cost         Value       Cost        Value

Due in one year or less     $ 4,839,718 $  4,890,010 $ 11,289,160  $ 11,261,798
Due after one year but
 within five years           24,215,609   24,046,886   28,637,523    28,716,552
Due after five years but
 within ten years            17,538,998   17,438,739   14,888,105    15,139,616
Due after ten years           3,222,377    3,202,964    1,340,309     1,370,366
                             49,816,702   49,578,599   56,155,097    56,488,332
Mortgage-backed securities      349,456      366,661      396,240       420,541
Total                      $ 50,166,158 $ 49,945,260 $ 56,551,337  $ 56,908,873



Securities with amortized cost of $9,002,545 at December 31,1996 and $10,984,063 at December 31, 1995 were pledged as collateral on public and other deposits held by the Bank.

Proceeds from sales of investment securities during 1996, 1995 and 1994 were $3,665,048, $5,891,496 and $6,516,954. In 1996, gains of $45,545 and losses of
$0 were realized. In 1995, gains of $68,095 and losses of $56,274 were realized. In 1994, gains of $6,655 and losses of $109,546 were realized.
























NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS

Loans at December 31, 1996 and 1995 are comprised of the following:
                                               1996             1995
Commercial and industrial loans          $  15,133,405   $  12,267,206
Real estate loans (including $1,429,000
 and $1,870,000 secured by farm land)       67,859,219      64,584,906
Construction loans                              64,737         131,197
Agricultural production financing and
 other loans to farmers                      1,094,039         476,747
Individuals' loans for household and
 other personal expenditures                38,451,555      35,340,970
Economic development revenue bonds              23,909          40,551
Lease financing                                538,007               0
                                           123,164,871     112,841,577
Less: Unearned income on loans                 305,082         343,085
Total loans                               $122,859,789   $ 112,498,492


At December 31, 1996 and 1995, the Bank had loans of $1,204,908 and $1,375,290 that were specifically classified as impaired. The average balance of these loans during 1996 and 1995 was $1,121,300 and $1,478,085. The allowance for loan losses contained specifically allocated amounts for these loans at December 31, 1996 and 1995 of $218,000 and $261,000. The following is a summary of cash receipts on the loans and how they were applied in 1996 and 1995.


                                                1996          1995
Cash receipts applied to principal           $ 225,003    $ 154,223
Cash receipts recognized as interest income     89,200      156,009
Total cash received                          $ 314,203    $ 310,232



NOTE 6.  ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the years 1996, 1995 and 1994 are as follows:
                                      1996            1995             1994
Balance, January 1            $    1,348,927  $    1,322,163    $   1,304,255
Loans charged-off                   (386,143)       (363,159)        (471,803)
Recoveries                            76,511          75,923           79,711
Net charged-off                     (309,632)       (287,236)        (392,092)
Provision for loan lo                290,000         314,000          410,000

Balance, December 31          $    1,329,295  $    1,348,927    $   1,322,163









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  BUILDINGS AND EQUIPMENT

Balances in the Bank premises, equipment, and related accumulated depreciation accounts at December 31, 1996 and 1995 are as follows:

                                                   1996                1995

Land and Bank buildings                      $  4,978,822        $  4,866,322
Equipment, furniture and fixtures               4,861,398           4,541,547
Totals                                          9,840,220           9,427,869
Less accumulated depreciation                   4,799,635           4,350,729
Net                                          $  5,040,585        $  5,077,140

Depreciation expense was $448,897 for 1996, $440,783 for 1995 and $399,213 for 1994.


NOTE 8. DEPOSITS

Deposits at December 31, 1996 and 1995 are as follows:

                                                   1996                1995
Demand, non-interest bearing                 $ 12,544,733        $ 12,501,765
Demand, interest-bearing                       14,110,658          13,929,339
Savings                                        51,630,185          46,232,322
Time deposits, $100,000 and over               29,584,642          36,628,230
Other time deposits                            43,714,831          62,472,920
Total deposits                               $151,595,049        $171,764,576


NOTE 9. EMPLOYEE BENEFIT PLANS

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the years ended December 31, 1996, 1995 and 1994 was $140,143, $115,920 and $132,781.

The Bank also has an employee benefit plan which includes a self-insured medical plan and a wholly insured term life insurance plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 1996, 1995, and 1994 were $267,270, $187,759 and $249,942.











NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  INCOME TAXES

The components of the provision for income taxes are:
                                         1996           1995           1994
Federal income taxes currently
 payable                             $  412,740     $  252,059     $  278,886
Deferred Federal income taxes            28,360         43,941         25,177

Provision for federal income taxes
 for the year                           441,100        296,000        304,063

State income taxes currently payable    201,258        141,570        156,664
Deferred state income taxes               7,642         12,430          8,629

Provision for state income taxes for
 the year                            $  208,900     $  154,000     $  165,293

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and differed tax liabilities that are combined to arrive at the net carrying amounts at December 31, 1996 and 1995 are as follows:

Deferred Tax Assets:                                      1996          1995
 Allowance for loan losses                            $  412,495    $  429,434
 Unrealized losses on securities available for sale       87,498             0
 Loan fees                                                43,394        37,149
Total asset                                              543,387       466,583

Deferred Tax Liabilities:
 Depreciation                                           (784,711)     (759,402)
 Unrealized gains on securities available for sale             0      (141,620)

Total liability                                         (784,711)     (901,022)
Net deferred tax asset (liability)                    $ (241,324)   $ (434,439)

The difference between the federal income tax rate and the Bank's effective tax rate is as follows:

                                                          1996          1995
Income tax at federal tax rate of 34%                 $  785,727    $  565,289
 Tax effect of:
  Tax exempt interest                                   (148,402)     (252,966)
  Alternative minimum tax, (tax credit)                 (126,120)      (34,110)
  Other                                                      808         1,796
  State income taxes, net of federal effect              137,987       101,771

 Total income taxes                                   $  650,000    $  450,000

Effective rate                                              28.1%         27.1%


NOTE 11.  RELATED PARTY TRANSACTIONS

Officers and directors of Kimball International, Inc. of Jasper, Indiana, and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB&T Corporation. The Bank is the principal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  RELATED PARTY TRANSACTIONS (Continued)


depository for Kimball International, Inc. and is also the trustee for the Kimball International Retirement Trust. Amounts on deposit with the Bank by Kimball International, Kimball International Retirement Plan and Employee Benefit Plan were $13,547,958 at December 31, 1996 and $30,360,801 at December 31,1995.

The Bank serves as Trustee for Kimball International's retirement and employee benefit plans and rents office space to Kimball. During 1994 and 1993, the Bank also processed insurance claims for Kimball's employee benefit plan. Fees paid to the Bank for these services by Kimball International in 1996, 1995 and 1994 were $578,000, $669,000 and $836,000. Amounts receivable from Kimball International for these services were $168,000 at December 31, 1996, $521,000 at December 31, 1995 and $305,000 at December 31, 1994.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectability. Total loans to executive officers, directors and principal shareholders for 1996 were as follows:


    Balance, January 1, 1996                                    $1,898,332
    New loans                                                      189,040
    Repayment                                                     (218,563)
    Changes in persons included                                          0
    Balance, December 31, 1996                                  $1,868,809



NOTE 12.  LEASE AND COMMITMENTS

Minimum lease payments at December 31, 1996, under operating lease commitments, total $ 24,640 and are due as follows: $14,784 in 1997; $9,856 in 1998, and $0 thereafter. Operating expenses include rental expense of $38,058 in 1995 and $40,610 in 1994.


NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is party to financial transactions involving off-balance-sheet risk in the normal course of business. These financial transactions include commitments to extend credit and standby letters of credit. These transactions involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of condition. The contract amounts of these transactions reflect the extent of involvement the Corporation has in the particular financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies when entering into these off-balance-sheet transactions as it does for on-balance-sheet transactions.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Financial transactions with off-balance-sheet credit risk at December 31, 1996 and 1995 were as follows:

                                                1996         1995
       Commitments to extend credit         $11,830,600   $9,383,181
       Standby letters of credit            $   370,000   $  435,000


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses.


Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterpart. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Bank is subject to claims and lawsuits which arise in the ordinary course of business. Based on information presently available and advice received from legal counsel representing the Bank in connection with such claims and lawsuits, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


NOTE 14.  REGULATORY MATTERS

SVB&T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB&T Corporation without regulatory approval is limited by state law to defined net income for 1996, 1995 and 1994 less any dividends paid in those years. In addition, Federal regulations require the Bank to
maintain certain capital levels based on risk-weighted assets.   At December
31, 1996, approximately $3,025,000 of the Bank's retained earnings were available for dividend payments to the SVB&T Corporation.

Required capital ratios and the Bank's capital ratios at December 31, 1996 are as follows:
                                            Required       Bank's Ratio
          Tier 1 capital ratio                4.0%             15.2%
      Risk based capital ratio                8.0%             16.5%
                Leverage ratio             3.0 to 5.0%          8.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  CONCENTRATIONS OF CREDIT

At December 31, 1996 the total amount of due from banks included $227,918, with Bank One, Kentucky, and $1,347,276 with PNC Bank, Kentucky, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

A majority of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Dubois and surrounding counties in Southern Indiana. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sectors in this geographic area.


NOTE 16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at December 31, 1996 and 1995 are as follows:

                                  1996                           1995
                                      Estimated                      Estimated
                           Carrying   Fair               Carrying     Fair
ASSETS                      Amount     Value              Amount       Value

Cash and cash equivalents$  5,029,136  $  5,029,136  $ 13,637,658  $ 13,637,658
Investment securities      50,512,660    50,512,660    56,908,873    56,908,872
Loans                     121,530,494   122,643,806   111,149,565   111,684,841
Interest receivable         1,357,380     1,357,380     1,537,370     1,537,370


LIABILITIES

Deposits                 $151,595,049  $152,017,861  $171,764,576  $172,264,994
Federal funds purchased     8,870,000     8,870,000             0             0
Other borrowed funds        5,000,000     5,000,000             0             0
Interest Payable              750,028       750,028       865,352       865,352


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents
The carrying amounts reported in the consolidated statements of financial condition for cash and federal funds sold is a reasonable estimate of their fair value.

Investment Securities
Fair values for investment securities are based on quoted market prices.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.  FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


Loans
For variable rate loans and short-term fixed rate loans that adjust rates frequently, fair values are based on the carrying value of those loans. For long-term fixed rate loans, the fair values are estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers of similar credit quality. For other financial instruments classified as loans (bankers acceptances, economic development revenue bonds, and securities purchased under reverse repurchase agreements), fair values are based on the carrying value of those instruments. Anticipated future loan losses have been deducted.

Interest Receivable
The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.

Deposit Liabilities
The carrying value of demand deposit, NOW, savings and money market savings accounts are equal to the amount payable on demand at the reporting date and as such are the fair value. For variable rate time deposits (IRA deposits) which reprice quarterly, fair values are based on the carrying value of the accounts. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the current rates offered for deposits of similar remaining maturities.

Federal Funds Purchased and Other Short-Term Borrowing
The carrying amounts of federal funds purchased and other short-term borrowing are reasonable estimates of their fair values.

Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of its fair value.





















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed, parent company only, financial statements of SVB&T Corporation:

                                                 December 31
Condensed Balance Sheet                   1996                1995

    ASSETS
     Cash in bank with subsidiary   $    22,625         $    29,133
     Investment in subsidiary        16,508,258          15,616,623
     Buildings and equipment          1,940,748           2,040,775
     Other assets                        80,940              63,900
    Total assets                    $18,552,571         $17,750,431

    LIABILITIES
     Accrued Expenses               $    61,821         $    61,146
     Dividends payable                   89,496              85,767
     Long-term debt with subsidiary     821,537             991,908
     Deferred income taxes              250,201             239,483
    Total liabilities                 1,223,055           1,378,304

    SHAREHOLDERS' EQUITY
     Common stock                       200,000             200,000
     Surplus                          6,094,233           6,094,233
     Retained Earnings               11,981,683          10,674,978
     Net unrealized gains (losses)
      on investment securities
      available for sale               (133,400)           (215,916)
     Treasury stock                    (813,000)           (813,000)
    Total shareholders' equity       17,329,516          16,372,127
    Total liabilities and
     shareholders' equity           $18,552,571         $17,750,431



Long-term debt with subsidiary consisted of:
                                            1996             1995
Mortgage payable to Springs Valley
 Bank & Trust Company, Jasper, Indiana
 (the wholly owned subsidiary of SVB&T
 Corporation), variable interest rate,
 8.25% at December 31, 1996 payable in
 monthly installments through 2000,
 secured by branch bank building in
 Jasper, Indiana                           $821,537         $991,908


The scheduled principal reduction of long-term debt at December 31, 1996 is as follows:

1997 $184,715, 1998 $201,042, 1999 $218,812, 2000 $216,968 and 2001 $0.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)
                                                 Years Ended December 31
Condensed Statement of Income               1996          1995           1994
 INCOME
  Dividends from subsidiary           $   380,560   $   364,940    $   387,660
  Rent from subsidiary                    300,000       300,000        300,000
 Total income                             680,560       664,940        687,660

 EXPENSE
  Depreciation                            100,027       110,855        108,381
  Interest on long-term debt               76,143        94,842         83,136
  Other expenses                           63,580        54,287         54,589
 Total expense                            239,750       259,984        246,106

  Income before income taxes and
   equity in undistributed earnings
   of subsidiary                          440,810       404,956        441,554
  Income tax expense                       20,800        19,300         24,102

  Income before equity in undistributed
   earnings of subsidiary                 420,010       385,656        417,452
  Equity in undistributed earnings
   of subsidiary                        1,240,951       827,039        956,747

Net income                             $1,660,961    $1,212,695     $1,374,199

                                                 Years Ended December 31
Condensed Statement of Cash Flows           1996          1995           1994
Operating Activities:

Net income                             $1,660,961     $1,212,695    $1,374,199
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                            100,027        110,855       108,381
  Undistributed net income of
   subsidiary                          (1,240,951)      (827,039)     (956,747)

  Deferred income taxes                    10,718          8,160         7,965
  (Increase) decrease in other assets     (17,040)        14,200         4,260

  (Increase) decrease in accrued
   expenses and dividends payable           4,404           (659)       14,084

Net cash provided by operating
 activities                               518,119        518,212       552,142

Investing Activities:
 Additions to buildings and equipment           0        (18,535)      (86,766)

Net cash used by investing activities           0        (18,535)      (86,766)






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                                  Years Ended December 31
Condensed Statement of Cash Flows           1996           1995          1994
Financing Activities:

 Dividends paid                          (354,256)      (343,068)     (328,152)

 Principal payment on long-term debt     (170,371)      (154,568)     (147,065)


Net cash used by financing activities    (524,627)      (497,636)     (475,217)

Increase (decrease) in cash and cash
 equivalents                               (6,508)         2,041        (9,841)
Cash and cash equivalents beginning
 of year                                   29,133         27,092        36,933

Cash and cash equivalents end of year  $   22,625     $   29,133    $   27,092






































To the Shareholders and Board of Directors
SVB&T Corporation and Subsidiary
French Lick, Indiana

We have audited the accompanying consolidated statements of financial condition of SVB&T Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB&T Corporation and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and cash flows each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for loans in 1995.




PAUL E. NONTE
Certified Public Accountant

Jasper, Indiana
February 3, 1997







"Upon written request, SVB&T Corporation will provide financial data as reported on Securities and Exchange Commission Form 10K. Written requests are to be addressed to David Rees, Cashier, SVB&T
Corporation, P.O. Box 191, French Lick, IN 47432."






Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                     Year Ended December 31,
                                  1996        1995         1994
Primary
 Weighted average shares
  outstanding                $  372,900  $  372,900   $  372,900
 Net Income                   1,660,961   1,212,695    1,374,199
 Net income per common share $     4.45  $     3.25   $     3.69

SVB&T Corporation has no common stock equivalents









Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana










Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated February 3,
1997, included in the 1996 Annual Report to Shareholders of SVB&T
Corporation.


Paul E. Nonte
Certified Public Accountant

Jasper, Indiana
March 25, 1997