Form 10-Q
period 1997-03-31
SVB&T CORP /NEW
filed 1997-05-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 372,900 shares outstanding at March 31, 1997. The Registrant holds 27,100 shares in the form of Treasury Stock.











                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 1997 and 1996 and December 31, 1996...............     3

         Consolidated Statement of Income
          Three months ended March 31, 1997 and 1996..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 1997 and 1996.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 1997 and 1996..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12
















SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              1997          1996          1996
_____________________________________________________________________________
ASSETS:
Cash and due from banks                5,324,236     4,258,785     5,029,136
Federal funds sold                     5,300,000     5,110,000             0
    Total cash and cash equivalents   10,624,236     9,368,785     5,029,136
Interest bearing deposits in other banks       0             0             0
Investment securities, available for
 sale (carried at market value)       47,385,187    55,542,430    50,512,660
Loans
  Loans, net of unearned interest    125,780,780   113,269,481   122,859,789
  Allowance for loan losses           (1,356,853)   (1,364,025)   (1,329,295)
    Net loans                        124,423,927   111,905,456   121,530,494
Buildings and equipment                4,997,681     5,007,799     5,040,585
Other real estate                         15,750       385,415        53,200
Interest receivable                    1,267,977     1,480,596     1,357,380
Deferred income taxes                          0        41,183             0
Other assets                             933,721     1,099,471       838,639
    Total Assets                     189,648,479   184,831,135   184,362,094
Liabilities:
Deposits
  Non-interest bearing demand         11,963,814    12,821,800    12,554,733
  Interest bearing                   158,853,846   154,036,865   139,040,316
  Total Deposits                     170,817,630   166,858,665   151,595,049
Federal Funds Purchased                        0             0     8,870,000
Other Short Term Borrowings                    0             0     5,000,000

Interest payable                         753,831       782,528       750,028
Deferred income taxes                     74,829       292,820       241,324
     Other liabilities                   606,654       481,307       576,177
      Total Liabilities              172,252,944     1,556,655   167,032,578
SHAREHOLDERS' EQUITY:
Common stock                             200,000       200,000       200,000
Capital surplus                        6,094,233     6,094,233     6,094,233
Retained earnings                     12,301,657    10,997,370    11,981,683
Net unrealized gain (loss) on
 investment securities                  (387,355)      (62,788)     (133,400)
Treasury stock at cost (27,100 shares)  (813,000)     (813,000)     (813,000)
     Total Shareholders' Equity       17,395,535    16,415,815    17,329,516
Total Liabilities and
    Shareholders' Equity             189,648,479   184,831,135   184,362,094










The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                  1997               1996
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                    2,674,388          2,484,705
Investment securities:
  Taxable                                      648,275            731,654
  Non-taxable                                  104,811            135,769
Federal funds sold and securities
 purchased under agreements to resell           59,504            151,790
   Deposits with banks                               0                  0
     Total Interest Income                   3,486,978          3,503,918
INTEREST EXPENSE:
Deposits                                     1,797,120          1,923,168
Other Short Term Funds Borrowed                 35,417                  0
Long-term debt                                       0                  0
  Total interest expense                     1,832,537          1,923,168
  Net interest income                        1,654,441          1,580,750
Provision for loan losses                       90,000             75,000
  Net interest income after
 provision for loan losses                   1,564,441          1,505,750
NON-INTEREST INCOME:
Trust fees                                     165,000            153,978
Service charges on deposit accounts            112,106             73,423
 Insurance and claims processing                49,911             42,401
Securities gains (losses), net                   3,118                  0
Other Income                                    61,699             54,507
  Total Non-interest Income                    391,833            324,309
NON-INTEREST EXPENSE:
Salaries and employee benefits                 800,382            784,389
Premise and equipment expense                  312,530            262,134
Other real estate expense                       10,645              4,987
FDIC Deposit expense                             3,693                500
Telephone expense                               32,129             27,412
Postage expense                                 29,652             34,894
Other expenses                                 213,774            195,584
  Total non-interest expense                 1,402,805          1,309,900
Income before income taxes                     553,469            520,159
Provision for income tax                       144,000            112,000
  Net Income                                   409,469            408,159
NET INCOME PER COMMON SHARE:
  Primary                                         1.09               1.09
  Weighted average common shares
   outstanding                                 372,900            372,900
DIVIDENDS DECLARED:
  Cash dividends                                  0.24               0.23




The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Three Months Ended March 31,
(unaudited)                                       1997                1996
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     409,469             408,159
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                      98,845             104,940
Net premium amortization (discount accretion)
 of investment securities                           (588)            (10,137)
Provision of loan losses                          90,000              75,000
Decrease(increase) in interest receivable         89,403              56,774
(Increase) decrease in other assets              (57,632)            170,978
Increase (decrease) in accrued expenses and
other liabilities                                 34,280             (41,798)
  Net cash flows provided by operating
  activities                                     663,777             763,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                         0                   0
Purchase of investment securities available
for sale                                        (443,000)          2,603,725
Proceeds from maturities and paydowns of
investment securities available for sale       3,150,611           3,518,799
Net (increase) decrease in loans              (2,983,433)           (920,586)
Purchase of premises and equipment               (55,941)            (35,599)
  Net cash flows used in investing
  activities                                    (331,763)            (41,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                   (590,919)            320,035
  Total interest-bearing deposits             19,813,500          (5,225,946)
Federal Funds Purchased                                0          (8,870,000)
 Other Short-Term Borrowings                           0          (5,000,000)
Cash dividends paid                              (89,495)            (85,767)
  Net cash flows provided by (used in)
  financing activities                         5,263,086          (4,991,678)
Net decrease in cash equivalents               5,595,100          (4,268,873)
Cash and cash equivalents at beginning of
 period                                        5,029,136          13,637,658
Cash and cash equivalents at end of period    10,624,236           9,368,785
Total interest paid                            1,832,537           1,950,831
Total taxes paid                                  85,260              57,298





The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      1997                1996
__________________________________________________________________________

Balance, beginning of period                   17,329,516         16,372,127
  Net income                                      409,469            408,159
  Cash dividends                                  (89,495)           (85,767)
  Net unrealized gain (loss) on investment
  securities                                     (253,955)          (278,704)
Balance, end of period                         17,395,535         16,415,815






































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 1997 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 1997  March 31, 1996  Dec. 31, 1996
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                     0              0             0
U.S. Government corporations
& agencies                          37,062,180     42,581,552    39,468,326
States and political subdivisions    8,893,478     12,062,872     9,610,273
Mortgage - backed securities           362,129        398,006       366,661
Other domestic securities              500,000        500,000       500,000
Equity Securities                      567,400              0       567,400
Total Investment Securities         47,385,187     55,542,430    50,512,600




                                March 31, 1997  March 31, 1996  Dec. 31, 1996
_____________________________________________________________________________
LOANS:
Commercial and industrial loans     16,310,224     14,423,264     15,133,405
Real estate loans                   69,456,522     63,229,021     67,859,219
Construction loans                     204,845         49,123         64,737
Agricultural production financing
     and other loans to farmers        912,694        604,884      1,094,039
 Individual loans for household
     and other personal expense     38,093,478     35,263,691     38,451,555
Economic development revenue bonds      12,330              0         23,909
Lease Financing Receivable             510,581              0        538,007
Other Loans Excluding Consumer         461,269              0              0
Less: Unearned income on loans         172,162        300,502        305,082
Total Loans                        125,780,780    113,269,481    122,859,789








PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $409,469 represents an increase of $1,310.00 or .3% from the $408,159 reported for the same period last year. This resulted from continued increase in the net interest income.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 1997, net interest income increased by $73,691 or 5% for the same period in 1996. The net interest margin increase compared to the same period last was primarily a result of average interest cost leveling off. Rates of return on loans and investments have increased. The loan volume has increased $12,511,299 comparing 1997 to 1996. Loan yields are higher than investment yields which increase the net interest income.


OTHER INCOME

Other income of $391,833 for the first quarter of 1997 is $67,524 or 21% higher than the same period for 1996. This difference is due to the increase in the service changes on deposit accounts and Trust Fee Income.


OTHER EXPENSES

For the first three months of 1997, other expenses increased by $92,905 or 7% compared to the same period of 1996. This increase is principally the effects of employee benefit programs and premise and equipment costs.











ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,356,853 at March 31, 1997 compared to $1,364,025 at March 31, 1996. The decrease reflects improved loan quality.

At March 31, 1997 the allowance for possible loan losses was 1.08% of total loans, net for unearned interest. This compares to an allowance of 1.19% at March 31, 1996. Net charge offs for the first three months of 1997 were $62,000, compared to $60,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $1,356,853 is adequate.



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

As of March 31, 1997 the rate-sensitive assets were 60% of rate-sensitive liabilities in the 1-180 day maturity category and 81% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 1997 was $17,395,535 compared to $16,415,815 for the same period last year. This increase is attributed to the increase in Net Income for 1996 with some reduction due to the net unrealized loss on investment securities.











(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 1997 the bank's leverage capital ratio was 9.01% which compared to 8.12% at March 31, 1996.


As of March 31, 1997 the bank's total risk-based capital ratio was 15.82% compared to 15.91% at March 31, 1996.


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




Date:  May 14, 1997