Form 10-Q
period 1997-06-30
SVB&T CORP /NEW
filed 1997-08-14
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 745,800 shares outstanding at August 11, 1997. The Registrant holds 54,200 shares in the form of Treasury Stock.
















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          June 30, 1997 and 1996 and December 31, 1996................     3

         Consolidated Statement of Income
          Three and six months ended June 30, 1997 and 1996...........     4

         Consolidated Statement of Cash Flows
          Six months ended June 30, 1997 and 1996.....................     5

         Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 1997 and 1996.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                           June 30,     June 30, December 31,
   (unaudited)                               1997         1996         1996
ASSETS:
Cash and due from banks                   6,510,902    3,667,844    5,029,136
Federal funds sold                                0    8,080,000            0
    Total cash and cash equivalents       6,510,902   11,747,825    5,029,136
Interest bearing deposits in other banks     26,024            0            0

Investment securities, available for
sale (carried at market value)           46,643,372   59,059,570   50,512,660
Loans
  Loans, net of unearned interest       129,565,578  117,617,972  122,859,789
  Allowance for loan losses              (1,370,408)  (1,383,233)  (1,329,295)
    Net loans                           128,195,170  116,234,739  121,530,494
Buildings and equipment                   4,988,291    5,169,711    5,040,585
Other real estate                                 0       31,150       53,200
Interest receivable                       1,440,914    1,526,009    1,357,380
Deferred income taxes                             0       36,355            0
Other assets                                810,914    1,279,566      838,639
    Total Assets                        188,615,587  195,084,944  184,362,094
LIABILITIES:
Deposits
  Non-interest bearing demand            12,539,751   15,348,313   12,554,733
  Interest bearing                      155,960,019  162,090,703  139,040,316
  Total Deposits                        168,499,470  177,439,016  151,595,049
Federal Funds Purchased                     490,000            0    8,870,000
Other Short Term Borrowings                       0            0    5,000,000
Interest payable                            795,755      763,978      750,028
Deferred income taxes                       234,520            0      241,324
Other liabilities                           639,822      609,002      576,177
    Total Liabilities                   170,659,867  178,811,996  167,032,578
SHAREHOLDERS' EQUITY:
Common stock                                200,000      200,000      200,000
Capital surplus                           6,094,233    6,094,233    6,094,233
Retained earnings                        12,618,376   11,293,580   11,981,683
Net unrealized gain (loss) on
investment securities                      (143,889)    (501,865)    (133,400)
Treasury stock at cost (27,100 shares )    (813,000)    (813,000)    (813,000)
    Total Shareholders' Equity           17,955,720   16,272,948   17,329,516
Total Liabilities and
    Shareholders' Equity                188,615,587  195,084,944  184,362,094

The accompanying notes are an integral part of this statement.
















SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       1997       1996      1997      1996
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans          2,800,608 2,512,248 5,474,996 4,996,953
Investment securities:
  Taxable                            626,094   736,839 1,274,369 1,468,493
  Non-taxable                        103,127   133,106   207,938   268,875
Federal funds sold and
securities purchased under
agreements to resell                  47,552    61,449   107,056   213,239
Deposits with banks                      316         0       316         0
  Total Interest Income            3,577,697 3,443,642 7,064,675 6,947,560
INTEREST EXPENSE:
Deposits                           1,906,036 1,851,849 3,703,156 3,755,017
Other Short term Funds Borrowed        2,926         0    38,343         0
Long-term debt                             0         0         0         0
  Total interest expense           1,908,962 1,851,849 3,741,499 3,775,017
Net interest income                1,668,735 1,591,793 3,323,176 3,172,543
Provision for loan losses             90,000    75,000   180,000   150,000
  Net interest income after
  provision for loan losses        1,578,735 1,516,793 3,143,176 3,022,543
NON-INTEREST INCOME:
Trust fees                           165,025   153,223   330,025   307,201
Service charges on
deposit accounts                     111,864    83,227   223,970   156,650
Insurance and claims processing       45,639    51,253    95,550    93,654
Securities gains (losses), net             0       162     3,118       162
Other Income                          25,403    68,944    87,102   123,451
  Total Non-interest Income          347,931   356,809   739,765   681,118
NON-INTEREST EXPENSE:
Salaries and employee benefits       827,159   758,746 1,627,541 1,543,135
Premise and equipment expense        249,971   304,435   562,501   566,569
Other real estate expense              1,149       588    11,794     5,575
FDIC Deposit expense                   6,093       500     9,786     1,000
Telephone expense                     32,822    39,039    64,951    66,451
Postage expense                       26,719    24,342    56,371    59,236
Other expenses                       232,538   223,485   446,312   419,069
  Total non-interest expense       1,376,451 1,351,135 2,779,256 2,661,035
Income before income taxes           550,216   522,467 1,103,685 1,042,626
Provision for income tax             144,000   136,760   288,000   248,760
  Net Income                         406,216   385,707   815,685   793,866
NET INCOME PER COMMON SHARE:
  Primary                               1.10      1.04      2.19      2.13
Weighted average common shares
outstanding                          372,900   372,900   372,900   372,900
DIVIDENDS DECLARED:
  Cash dividends                        0.24      0.24      0.48      0.47







The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      1997               1996
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    815,685             793,866
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                    214,216             214,120
Net premium amortization (discount
accretion) of investment securities                (730)             27,629
Provision of loan losses                        180,000             150,000
Decrease(increase) in interest receivable       (83,534)             11,361
(Increase) decrease in other assets              80,925              (9,117)
Increase (decrease) in accrued expenses and
other liabilities                               109,372              67,347
  Net cash flows provided by operating
  activities                                  1,315,934           1,255,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                  (26,024)                  0
Purchase of investment securities available
for sale                                              0          (7,170,725)
Proceeds from maturities and paydowns of
investment securities available for sale      3,852,725           3,803,804
Net (increase) decrease in loans             (6,844,676)         (4,970,604)
Purchase of premises and equipment             (161,922)           (306,691)
  Net cash flows used in investing
  activities                                 (3,179,897)         (8,644,216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                   (14,982)           2,846,548
  Total interest-bearing deposits            16,919,703            2,827,892
Federal Funds Purchased                      (8,830,000)                   0
  Other Short-Term Burrowings                (5,000,000)                   0
Cash dividends paid                            (178,992)            (175,263)
  Net cash flows provided by (used in)
  financing activities                        3,345,799            5,499,177
Net decrease in cash equivalents              1,481,766           (1,889,833)
Cash and cash equivalents at beginning of
period                                        5,029,136           13,637,658
Cash and cash equivalents at end of period    6,510,902           11,747,825
Total interest paid                           3,695,772            3,876,399
  Total taxes paid                              305,260              224,689












The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Six Months Ended June 30,
(unaudited)                                         1997               1996
_______________________________________________________________________________
Balance, beginning of period                    17,329,516          16,372,127
  Net income                                       815,685             793,866
  Cash dividends                                  (178,990)           (175,263)
  Net unrealized gain (loss) on investment
  securities                                       (10,491)           (717,782)
Balance, end of period                          17,955,720          16,272,948















































The accompanying notes are an integral part of this statement.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for six month period ended June 30, 1997 is not necessarily indicative of those expected for the remainder of the year.



                                   June 30, 1997  June 30, 1996  Dec. 31, 1996
________________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                       0              0              0
U.S. Government corporations
& agencies                            36,416,935     47,542,334     39,468,326
States and political subdivisions      8,791,310     10,076,634      9,610,273
Mortgage - backed securities             356,827        373,602        366,661
Other domestic securities                500,000        500,000        500,000
Equity Securities                        578,300        567,000        567,400
Total Investment Securities           46,643,372     59,059,570     50,512,600



                                   June 30, 1997  June 30, 1996  Dec. 31, 1996
________________________________________________________________________________
LOANS:
Commercial and industrial loans       16,301,366     15,046,842     15,133,405
Real estate loans                     71,315,286     65,055,382     67,859,219
Construction loans                       551,973         68,652         64,737
Agricultural production financing
     and other loans to farmers        1,184,804      1,179,543      1,094,039
Individual loans for household
     and other personal expense       40,371,252     36,514,261     38,451,555
Economic development revenue bonds             0              0         23,909
Lease Financing Receivable                     0              0        538,007
Other Loans Excluding Consumer                 0              0              0
 Less: Unearned income on loans         (159,103)      (246,708)       305,082
Total Loans                          129,565,578    117,617,972    122,859,789













PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $815,685 represents an increase of $21,819 or 3% from the $793,866 reported for the same period last year. The second quarter earnings of $406,216 represents an increase of $20,509 or 5% from the $385,707 reported for the second quarter of 1996. The income increase is a direct result of a increase net interest margin. The bank's non-interest income has increased with income from trustee fees and service charges on accounts. Non-interest Expenses have increased by an average rate of 4% over the 1996 total expenses.

NET INTEREST INCOME

Springs Valley Bank & Trust Company is a very liability sensitive bank. Interest bearing deposits reprice much faster than interest bearing loans and investments. In a declining environment, the bank's income increased because of a widening interest spread. Thus, our interest spreads have become larger and income has returned to a more acceptable position. The interest spread is improving. This subject is reviewed in greater detail in the following management comments.

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first six months of 1997, net interest income increased by $148,281 or 5% for the same period in 1996. The second quarter net interest income for 1997 increased by $74,590 or 5% compared to the second quarter of 1996. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments.

OTHER INCOME

Other income of $739,765 for the first two quarters of 1997 is $58,647 or 9% higher than the same period for 1996.The increase is due to increased trust income and increased service charges on deposit accounts. Other non-interest is an important part of the profitability of the bank and all avenues of additional income are reviewed. The second quarter decrease of other income, 1997 compared to 1996 is $26,904.


NON-INTEREST EXPENSES

For the first six months of 1997, other expenses increased by $118,221 or 4% compared to the same period of 1996. The three months ended June 30, 1997 total other expense increase was $25,316 or 2% increase over that same period for 1996. This increase is principally the effect of increased salaries and employee benefits.






ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,370,408 at June 30, 1997 compared to $1,383,233 at June 30, 1996 and $1,329,295 as of December 31, 1996.

At June 30, 1996 the allowance for possible loan losses was 1.06% of total loans, net for unearned interest. This compares to an allowance of 1.18%
at June 30, 1996. Net charge offs for the first six months of 1997 were $139,000 compared to $116,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,370,408 is adequate.


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

As of June 30, 1997 the rate-sensitive assets were 62% of rate-sensitive liabilities in the 1-180 day maturity category and 85% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of June 30, 1997 was $17,955,720 compared to $16,272,948 for the same period last year. The shareholder's equity has increased by $626,204 or 4% from December 31, 1996 to June 30, 1997. This increase is attributed to the unrealized loss on investment securities remaining relatively stable and profits increasing.



















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 1997 the bank's leverage capital ratio was 9.19% which compared to 8.89% at June 30, 1996.


As of June 30, 1997 the bank's tier II risk-based capital ratio was 15.72% compared to 15.51% at June 30, 1996.


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

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 13, 1997.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified:
             Arnold F. Habig, Brian K. Habig, Douglas A. Habig, John B. Habig, Thomas L. Habig, Maurice R. Kuper, Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, H.E. Thyen, and James C. Tucker.
         (c) The shareholders unanimously approved the action of the directors and officers since the 1996 annual meeting of shareholders. A total of 159,888 shares were voted in person and 161,344 shares voted by proxy. This totals 321,232 shares voted in approval of the 372,900 shares outstanding.

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




Date:  August 9, 1996