Form 10-Q
period 1997-09-30
SVB&T CORP /NEW
filed 1997-11-12
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 745,800 shares outstanding at November 7, 1997. The Registrant holds 54,200 shares in the form of Treasury Stock.

















                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 1997 and 1996 and December 31, 1996...........      3

         Consolidated Statement of Income
          Three and nine months ended September 30, 1997 and 1996.....      4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 1997 and 1996...............      5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 1997 and 1996...............      6

         Notes to Consolidated Financial Statements...................      7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   8-10



PART II. OTHER INFORMATION............................................     11



SIGNATURES............................................................     12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               1997         1996         1996
ASSETS:
Cash and due from banks                   3,243,272    5,156,651    5,029,136
Federal funds sold                                0    5,260,000            0
    Total cash and cash equivalents       3,243,272   10,416,651    5,029,136
Interest bearing deposits in other banks     16,954            0            0

Investment securities, available for
sale (carried at market value)           44,082,181   55,586,930   50,512,660
Loans
  Loans, net of unearned interest       136,577,300  118,271,941  122,859,789
  Allowance for loan losses              (1,323,237)  (1,310,267)  (1,329,295)
    Net loans                           135,254,063  116,961,674  121,530,494
Buildings and equipment                   4,879,680    5,088,627    5,040,585
Other real estate                                 0       57,950       53,200
Interest receivable                       1,228,257    1,361,263    1,357,380
Deferred income taxes                             0            0            0
Other assets                              1,147,034    1,363,855      838,639
    Total Assets                        189,851,441  190,836,950  184,362,094
LIABILITIES:
Deposits
  Non-interest bearing demand            10,111,045   13,606,432   12,554,733
  Interest bearing                      149,824,386  158,874,640  139,040,316
  Total Deposits                        159,935,431  172,481,072  151,595,049
Federal Funds Purchased                   4,700,000            0    8,870,000
Other Short Term Borrowings               5,000,000            0    5,000,000
Interest payable                            780,946      796,376      750,028
Deferred income taxes                       284,889       97,428      241,324
Other liabilities                           702,699      632,400      576,177
    Total Liabilities                   171,403,965  174,007,276  167,032,578
SHAREHOLDERS' EQUITY:
Common stock                                200,000      200,000      200,000
Capital surplus                           6,094,233    6,094,233    6,094,233
Retained earnings                        13,033,339   11,646,338   11,981,683
Net unrealized gain (loss) on
investment securities                       (67,096)    (297,897)    (133,400)
Treasury stock at cost (27,100 shares)     (813,000)    (813,000)    (813,000)
    Total Shareholders' Equity           18,447,476   16,829,674   17,329,516
Total Liabilities and
    Shareholders' Equity                189,851,441  190,836,950  184,362,094

















The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       1997       1996      1997       1996
_____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans          2,997,719  2,644,111  8,472,715  7,641,064
Investment securities:
  Taxable                            577,733    691,185  1,852,102  2,159,678
  Non-taxable                        100,900    186,761    308,838    455,636
Federal funds sold and
securities purchased under
agreements to resell                   5,444     55,152    112,500    268,391
Deposits with banks                      257          0        573          0
  Total Interest Income            3,682,053  3,577,209 10,746,728 10,524,769
INTEREST EXPENSE:
Deposits                           1,880,763  1,905,741  5,583,919  5,680,758
Other Short term Funds Borrowed       48,522          0     86,865          0
   Total interest expense          1,929,285  1,905,741  5,670,784  5,680,758
Net interest income                1,752,768  1,671,468  5,075,944  4,844,011
Provision for loan losses            100,000     75,000    280,000    225,000
  Net interest income after
  provision for loan losses        1,652,768  1,596,468  4,795,944  4,619,011
NON-INTEREST INCOME:
Trust fees                           217,000    184,242    547,025    491,443
Service charges on
deposit accounts                     139,183     93,522    363,153    250,172
Insurance and claims processing       40,856     43,644    136,406    137,298
Securities gains (losses), net         2,257      1,366      5,375      1,528
Other Income                          68,544     52,932    155,646    176,383
  Total Non-interest Income          467,840    375,706  1,207,605  1,056,824
NON-INTEREST EXPENSE:
Salaries and employee benefits       828,147    814,238  2,455,688  2,357,373
Premise and equipment expense        298,261    293,113    860,762    859,682
Other real estate expense                  0      8,850     11,794     14,425
FDIC Deposit expense                   5,294        600     15,080      1,600
Telephone expense                     34,000     34,239     98,951    100,690
Postage expense                       26,724     22,176     83,095     81,412
Other expenses                       215,902    208,965    662,214    628,034
  Total non-interest expense       1,408,328  1,382,181  4,187,584  4,043,216
Income before income taxes           712,280    589,993  1,815,965  1,632,619
Provision for income tax             185,447    147,740    473,447    396,500
  Net Income                         526,833    442,253  1,342,518  1,236,119
NET INCOME PER COMMON SHARE:
  Primary                                .71        .59       1.80       1.66
Weighted average common shares
outstanding                          745,800    745,800    745,800    745,800
DIVIDENDS DECLARED:
  Cash dividends                        0.15       0.12       0.39       0.36







The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended Sept 30,
(unaudited)                                      1997               1996
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before sale of asset               1,342,518                   0
Gain on Sale Asset                              (18,556)                  0
 Net Income                                   1,323,962           1,236,119

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                    319,220             321,179
Net premium amortization (discount
accretion) of investment securities               2,608              41,801
Provision of loan losses                        280,000             225,000
Decrease(increase) in interest receivable       129,123             176,107
(Increase) decrease in other assets            (255,195)            (93,406)
Increase (decrease) in accrued expenses and
other liabilities                               157,440             123,143
  Net cash flows provided by operating
  activities                                  1,957,158           2,029,943
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                  (16,954)                  0
Purchase of investment securities available
for sale                                     (2,729,994)         (7,381,623)
Proceeds from maturities and paydowns of
investment securities available for sale      9,267,734           7,810,941
Net (increase) decrease in loans            (13,985,013)         (5,799,339)
Purchase of premises and equipment             (208,363)           (332,666)
Purchase of Sale of Asset                        50,048
Net cash flows used in investing
  activities                                 (7,622,542)         (3,672,744)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                (2,443,688)          1,104,667
  Total interest-bearing deposits            10,784,070            (388,171)
Federal Funds Purchased                      (4,170,000)                  0
  Other Short-Term Borrowings                         0                   0
Cash dividends paid                            (290,862)           (264,759)
  Net cash flows provided by (used in)
  financing activities                        3,879,520             451,737
Net decrease in cash equivalents             (1,785,864)         (3,221,007)
Cash and cash equivalents at beginning of
period                                        5,029,136          13,637,658
Cash and cash equivalents at end of period    3,243,272          10,416,651
Total interest paid                           5,639,839           5,749,734
  Total taxes paid                              615,164             370,349








The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         1997               1996
_______________________________________________________________________________
Balance, beginning of period                    17,329,516          16,372,127
  Net income                                     1,342,518           1,236,119
  Cash dividends                                  (290,862)           (264,759)
  Net unrealized gain (loss) on investment
  securities                                        66,304            (513,813)
Balance, end of period                          18,447,476          16,829,674















































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended September 30, 1997 is not necessarily indicative of those expected for the remainder of the year. The holding company had a 2 for 1 stock split for shareholders as of August 1, 1997. The shares were issued on August 11, 1997. All per share information has been restated based on this stock split.



                                  Sept. 30, 1997 Sept. 30, 1996  Dec. 31, 1996
________________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                       0              0              0
U.S. Government corporations
& agencies                            34,353,396     45,540,100     39,468,326
States and political subdivisions      8,320,021      9,099,397      9,610,273
Mortgage - backed securities             330,464        380,033        366,661
Other domestic securities                500,000              0        500,000
Equity Securities                        578,300        567,400        567,400
Total Investment Securities           44,082,181     55,586,930     50,512,660



                                  Sept. 30, 1997 Sept. 30, 1996  Dec. 31, 1996
________________________________________________________________________________
LOANS:
Commercial and industrial loans       16,413,882     14,657,537     15,133,405
Real estate loans                     77,568,950     66,524,475     67,859,219
Construction loans                       995,900         27,673         64,737
Agricultural production financing
     and other loans to farmers        1,310,373      1,387,408      1,094,039
Individual loans for household
     and other personal expense       39,978,476     35,879,979     38,451,555
Economic development revenue bonds             0              0         23,909
Lease Financing Receivable               464,577              0        538,007
Other Loans Excluding Consumer                 0              0              0
 Less: Unearned income on loans         (154,858)      (205,131)       305,082
Total Loans                          136,577,300    118,271,941    122,859,789












PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $1,342,518 represents an increase of $106,399 or 9% from the $1,236,119 reported for the same period last year. The third quarter earnings of $526,833 represents an increase of $84,580 or 19% from the $442,253 reported for the third quarter of 1996. The income increase is a direct result of a increase net interest margin. The bank's non-interest income has increased with income from trustee fees and service charges on accounts. Non-interest Expenses have increased by an average rate of 4% over the 1996 total expenses.

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

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first nine months of 1997, net interest income increased by $176,933 or 4% for the same period in 1996. The third quarter net interest income for 1997 increased by $81,300 or 5% compared to the third quarter of 1996. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments.

OTHER INCOME

Other income of $1,207,605 for the first three quarters of 1997 is $150,781 or 14% higher than the same period for 1996.The increase is due to increased trust income and increased service charges on deposit accounts. Other non-interest is an important part of the profitability of the bank and all avenues of additional income are reviewed. The third quarter increase of other income, 1997 compared to 1996 is $92,134 or 25%.


NON-INTEREST EXPENSES

For the first nine months of 1997, other expenses increased by $144,368 or 4% compared to the same period of 1996. The three months ended September 30, 1997 total other expense increase was $26,142 or 2% increase over that same period for 1996. This increase is principally the effect of increased salaries and employee benefits.






ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,323,237 at September 30, 1997 compared to $1,310,267 at September 30, 1996 and $1,329,295 as of December 31, 1996.

At September 30, 1997 the allowance for possible loan losses was .97% of total loans, net for unearned interest. This compares to an allowance of 1.11%
at September 30, 1996. Net charge offs for the first nine months of 1997 were $356,116 compared to $297,187 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,323,237 is adequate.


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

As of September 30, 1997 the rate-sensitive assets were 67% of rate-sensitive liabilities in the 1-180 day maturity category and 82% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of September 30, 1997 was $18,447,476 compared to $16,829,674 for the same period last year. The shareholder's equity has increased by $1,617,802 or 10% from September 30, 1996 to September 30, 1997. This increase is attributed to the unrealized loss on investment securities remaining relatively stable and profits increasing.


The holding company enacted a 2 for 1 stock split on August 11, 1997. The total shares increased to 800,000 with 745,800 shares outstanding. This stock split's goal is to create a larger market for SVB&T Corporations stock at a reasonable cost.












(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of September 30, 1997 the bank's leverage capital ratio was 9.35% which compared to 8.82% at September 30, 1996.


As of September 30, 1997 the bank's total risk-based capital ratio was 15.28% compared to 15.75% at September 30, 1996.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for total risk-based capital.















































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




Date: November 7, 1997