Form 10-K
period 1997-12-31
SVB&T CORP /NEW
filed 1998-03-30
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 1997
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 1998 was approximately $6,055,500.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1997 was 748,187.

Portions of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Part II.














SVB&T Corporation 1997 Annual Report on Form 10-K
Table of Contents




Part I

Item   1.   Business                                                        3
Item   2.   Property                                                       10
Item   3.   Legal Proceedings                                              10
Item   4.   Submission of Matters to a Vote of Security Holders            10


Part II

Item   5.   Market for Registrants Common Equity and Related Stockholder
             Matters                                                       10
Item   6.   Selected Financial Data                                        11
Item   7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12
Item   8.   Financial Statement and Supplementary Data                     23
Item   9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      23

Part III

Item  10.   Directors and Executive Officers of the Registrant             24
Item  11.   Executive Compensation                                         26
Item  12.   Security Ownership of Certain Beneficial Owners and Management 32
Item  13.   Certain Relationships and Related Transactions                 32


Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                      33
Signatures                                                                 33
Index to Exhibits                                                          34



















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

  (VIII) Providing financial Services and access to products to meet the clients needs.

The bank competes in the financial services industry in the counties of Orange, Dubois and surrounding counties in Indiana. Competition includes other financial institutions, credit unions, brokerage firms, acceptance corporations and other organizations that offer banking related services in our area.

The bank employees 107 full-time equivalents which are provided benefits and with whom it enjoys excellent relations.

The bank serves as principal depository, and trust administrator for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 8% of the certificates of deposit and money market deposits of the Bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 14% of the Bank's total loans. Accordingly the cash flow of Kimball can have a significant impact on the deposit functions and earnings of the Bank.

At December 31, 1997, the Bank had total assets of $189 million, total deposits of $166 million and total equity capital of $18 million.



REGULATORY CONSIDERATIONS

Regulation of the Company and Affiliates

The Company is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). Bank holding companies are required to file periodic reports with and are subject to periodic examination by the Federal Reserve. The Federal Reserve has issued regulations under the BHC Act requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the policy of the Federal Reserve that, pursuant to this requirement, a bank holding company should stand ready to use its resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity.

Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (I) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.
Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The Bank, which is a bank chartered by the State of Indiana, is supervised, regulated and examined by the Indiana Department of Financial Institutions and by the Federal Deposit Insurance Corporation (FDIC). Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the Bank represent an unsafe and unsound banking practice or a violation of law. Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, community reinvestment activities, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

Under FDICIA, as implemented by final regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from directly or indirectly acquiring or retaining any equity investments of a type, or in an amount, that are not permissible for a national bank. FDICIA, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with FDICIA. These restrictions are not currently expected to have a material impact on the operations of the Bank.

The Company and the Bank are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restricts financial transactions between banks and their directors, executive officers, principal shareholders, and affiliated companies. These statutes also limit credit transactions between a depository institution and its executive officers and its affiliates, prescribe terms and conditions for affiliate transactions deemed to be consistent with safe and sound banking practice, and restrict the types of collateral security permitted in connection with an institution's extension of credit to an affiliate.

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

The following are the Company's regulatory capital ratios as of December 31, 1997:


                         Tier 1 Capital: 14.75%

                          Total Capital: 15.83%

                         Leverage Ratio:  9.72%

The Bank is required to meet similar capital adequacy ratios. The FDIC has adopted risk-based capital ratio guidelines to which depository institutions
under its supervision are subject.   The guidelines establish a systematic
analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Like the capital guidelines established by the Federal Reserve, these guidelines divide an institution's capital into two tiers. Depository institutions are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier 1 capital. The agencies may, however, set higher capital requirements when an institution's particular circumstances warrant. Depository institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels. In addition, the agencies established guidelines prescribing a minimum Tier 1 leverage ratio of 3% for depository institutions that meet certain specified criteria, including that they have the highest regulatory rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage ratio of 3% plus an additional 100 to 200 basis points.

The following are the Bank's regulatory capital ratios as of December 31, 1997:


                         Tier 1 Capital: 14.10%

                          Total Capital: 15.21%

                         Leverage Ratio:  9.27%


The FDIC includes, in its evaluations of a bank's capital adequacy, an assessment of the bank's exposure to declines in the economic value of the bank's capital due to changes in interest rates. In 1996, the FDIC, along with the Office of the Comptroller of the Currency and the Federal Reserve, issued a joint policy statement to provide guidance on sound practices for managing interest rate risk. The statement sets forth the factors the federal regulatory examiners will use to determine the adequacy of a bank's capital for interest rate risk. These qualitative factors include the adequacy and effectiveness of the bank's internal interest rate risk management process and the level of interest rate exposure. Other qualitative factors that will be considered include the size of the bank, the nature and complexity of its activities, the adequacy of its capital and earnings in relation to the bank's overall risk profile, and its earning exposure to interest rate movements.
The interagency supervisory policy statement describes the responsibilities of a bank's board of directors in implementing a risk management process and the requirements of the bank's senior management in ensuring the effective management of interest rate risk. Further, the statement specifies the elements that a risk management process must contain.

The Federal Reserve and the FDIC have issued final regulations further revising their risk-based capital standards to include a supervisory framework for measuring market risk. The effect of these regulations is that any bank holding company or bank which has significant exposure to market risk must measure such risk using its own internal model, subject to the requirements contained in the regulations, and must maintain adequate capital to support that exposure. These regulations apply to any bank holding company or bank whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more. Examiners may require a bank holding company or bank that does not meet the applicability criteria to comply with the capital requirements if necessary for safety and soundness purposes. These regulations contain supplemental rules to determine qualifying and excess capital, calculate risk-weighted assets, calculate market risk equivalent assets and calculate risk-based capital ratios adjusted for market risk.

Branching and Acquisitions

Branching by the Bank is subject to the jurisdiction, and requires the prior approval, of the FDIC and the Indiana Department of Financial Institutions. Under current law, banks chartered by the State of Indiana may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. In 1996, the Indiana General Assembly adopted statutes authorizing Indiana financial institutions to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

Bank holding companies, such as the Company, are prohibited by the BHC Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or savings association or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the Company is prohibited by the BHC Act from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of such nonbanking-related activities.

The BHC Act specifically authorizes a bank holding company, upon receipt of appropriate approvals from the Federal Reserve and the Director of the Office of Thrift Supervision (OTS), to acquire control of any savings association or thrift holding company. Similarly, a thrift holding company may acquire control of a bank. A savings association acquired by a bank holding company cannot continue any non-banking activities not authorized for bank holding companies.

Interstate Banking

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows bank holding companies to acquire banks anywhere in the United States subject to certain state restrictions, and permits an insured bank to merge with an insured bank in another state without regard to whether such merger is prohibited by state law. Additionally, an out-of-state bank may acquire the branches of an insured bank in another state without acquiring the entire bank; provided, however, that the law of the state where the branch is located permits such an acquisition. Bank holding companies also may merge existing bank subsidiaries located in different states into one bank.

An insured bank subsidiary may act as an agent for an affiliated bank or savings association in offering limited banking services (receive deposits, renew time deposits, close loans, service loans and receive payments on loans obligations) both within the same state and across state lines.

Prompt Corrective Action

Federal bank regulatory authorities are required to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. For these purposes, there are five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Safety and Soundness Standards

The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency have published final guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits, and specifically prohibit, as an unsafe and unsound practice, excessive compensation that could lead to a material loss to an institution. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.
Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Year 200 Safety and Soundness

Safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem has been issued by the Federal Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution. The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires. The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

Deposit Insurance

The deposits of the Bank are insured up to $100,000 per insured account, by the Bank Insurance Fund ("BIF") administered by the FDIC. Accordingly, the Bank pays deposit insurance premiums to BIF. FDIC regulations implement a transitional risk-based assessment system whereby a base insurance premium will be adjusted according to the capital category and supervisory category to which an institution is assigned. The supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Deposit insurance assessments may increase depending upon the category and subcategory, if any, to which the bank is assigned by the FDIC. If the FDIC believes that an increase in the insurance rates is necessary, it may increase the insurance premiums applicable to BIF. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

Additional Matters

In addition to the matters discussed above, the Company and the Bank are subject to additional regulation of their activities, including a variety of consumer protection regulations affecting their lending, deposit and collection activities and regulations affecting secondary mortgage market activities.

The extensive regulation, supervision and examination of financial institutions by the bank regulatory agencies is intended primarily for the protection of the insurance fund and depositors. Moreover, such regulation imposes substantial restrictions on the operations and activities of such institutions, and grants to regulators broad discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate loan loss reserves. Any changes in such regulations, whether by legislation or regulatory action, could have a material impact on the Bank and its operations. The Company cannot predict what, if any, future actions may be taken by legislative or regulatory authorities or what impact any such actions may have on the operations of the Bank.

The earnings of financial institutions are also affected by general economic conditions and prevailing interest rates, both domestic and foreign and by the monetary and fiscal policies of the United States Government and its various agencies, particularly the Federal Reserve.


Additional legislation and administrative actions affecting the banking industry is often considered by Congress, state legislatures and various regulatory agencies, including those referred to above. It cannot be predicted with certainty whether such legislation of administrative action will be enacted or the extent to which the banking industry in general or the Company and the Bank in particular would be affected thereby.

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

According to the information available to the Company the following table displays the high and low selling prices for each quarter for 1996 and 1997. Other trades may have occurred at prices of which the Company was not aware.

    Year     Quarter  High/Per Share   Low/Per Share
    1997        1         N/A              N/A
                2         $55              $55
                3         N/A              N/A
                4         N/A              N/A

    1996        1         $50              $50
                2         N/A              N/A
                3         N/A              N/A
                4         $50              $50

The company has 318 shareholders on record as of March 13, 1998. All share price and dividend information has been restated based on a stock split of 2 for 1 on August 11, 1998.


The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        1997              $.12     $.12     $.15     $.15
        1996              $.12     $.12     $.12     $.12

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 1997 approximately $3,221,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.


PART II

Item 6.  Selected Financial Data
                                 (dollars in thousands except per share data)
Summary of Operations            1997     1996      1995      1994     1993

Interest and Fees on Loans  $  11,599  $ 10,317 $  9,734  $  8,757  $   9,043
Interest on Investments         2,929     3,767    3,826     3,478      3,469
  Total Interest Income        14,528    14,084   13,560    12,235     12,512
Interest on Deposits            7,475     7,468    7,625     5,894      5,747
Interest on Short-term
 Borrowing                        157        63        0         0          0
Interest on Long-term Debt          0         0        0        18         81
  Total Interest Expense        7,632     7,531    7,625     5,912      5,828
Net Interest Income             6,896     6,553    5,935     6,323      6,684
Provision for Loan Losses         400       290      314       410        715

Net Interest Income after
 Provision for Loan Loss        6,496     6,263    5,621     5,913      5,969
Service Charges on Deposit
 Accounts                         505       365      311       336        230
Other Income                    1,254     1,241    1,199     1,260      1,454
    Total Other Income          1,759     1,606    1,510     1,596      1,684
Salaries and Benefits           3,295     3,236    2,966     3,122      2,895
Other Expenses                  2,343     2,322    2,502     2,544      2,644
  Total Other Expenses          5,638     5,558    5,468     5,666      5,539
Income Before Income            2,617     2,311    1,663     1,843      2,114
Income Tax Expense                922       650      450       469        544
Net Income                      1,695     1,661    1,213     1,374      1,570

Year-end Balances
Total Assets                  190,404  184,362   189,877   183,201    185,929
Total Loans, Net              139,202  121,530   111,150   105,244    103,258
Total Long-term Debt                0        0         0         0      1,294
Total Deposits                165,871  151,595   171,765   168,113    168,093

Total Shareholders' Equity     18,715   17,330    16,372    14,034     14,851
Per Share Data
Net Income                       2.27     2.23      1.63      1.85       2.11
Cash Dividends                    .54      .48       .46       .44        .47
Shareholders' Equity,
 End of Year                    25.09    23.24     21.95     18.82      19.92

Other Data at Year-end
Number of Employees               107      115       109       118        114
Weighted Average Number
 of Shares                    745,800  745,800   745,800   745,800    745,800

Return on Assets                  .89      .90       .64       .75        .84
 Return on Shareholders' Equity  9.78     9.58      7.41      9.79      10.57


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)


                            1997                1996                 1995
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks                 0      0 0.00%      0      0 0.00%      0      0  0.00%
Federal funds sold  2,378    131 5.51%  5,354    291 5.44%  9,026    534  5.92%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed  35,649  2,264 6.35% 44,333  2,831 6.39% 37,985  2,328  6.13%
States and political
  subdivisions      9,018    670 7.43% 11,120    853 7.67% 18,382  1,416  7.70%
   Other securities 1,075     76 7.07%    750     55 7.33%      0      0  0.00%
TOTAL INVESTMENT
 SECURITIES        45,742  3,010 6.58% 56,203  3,739 6.65% 56,367  3,744  6.64%
 Loans: (1) (2)
 Commercial        27,520  2,522 9.16% 17,355  1,562 9.00% 13,026  1,261  9.68%
  Installment, net of
  unearned income  44,796  4,232 9.45% 43,917  4,001 9.11% 40,432  3,688  9.12%
  Real Estate      56,753  4,732 8.34% 55,760  4,637 8.32% 55,092  4,676  8.49%
   Credit Card
  and Other           908    113 12.44%   897    118 13.15%   813    109 13.41%
TOTAL LOANS       129,977 11,599 8.92%117,929 10,318 8.75%109,363  9,734  8.90%
TOTAL EARNING
  ASSETS          178,097 14,740 8.28%179,486 14,348 7.99%174,756 14,012  8.02%
Less: Allowance
  for Losses       (1,356)             (1,337)             (1,347)
Non-Earning Assets:
 Cash and due
  from banks        4,908               4,558               4,259
  Other Assets      7,177               7,735               8,441
TOTAL ASSETS      188,826             190,442             186,109



LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         45,203 1,412 3.12%  30,965   718  2.32%  32,229   864  2.68%
 Money market
  accounts         26,681 1,289 4.83%  28,465 1,326  4.66%  26,833 1,363  5.08%
Certificates of
  deposit $100,000
  and over         31,920 1,815 5.69%  33,107 1,850  5.59%  30,767 1,723  5.60%
Other time deposits51,665 2,959 5.73%  63,907 3,574  5.59%  65,138 3,675  5.64%
TOTAL INTEREST-
 BEARING DEPOSITS 155,469 7,475 4.81% 156,444 7,468  4.77% 154,967 7,625  4.92%
Borrowing           2,715   157 5.78%   1,143    63  5.51%       0     0  0.00%
TOTAL INTEREST-BEARING
  LIABILITIES     158,184 7,632 4.82% 157,587 7,531  4.78% 154,967 7,625  4.92%
Non-interest bearing
 liabilities:
 Demand deposits   12,534              14,351               14,332
 Other liabilities  1,855               1,653                1,607
 Shareholder's
  equity           16,253              16,851               15,203
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           188,826             190,442              186,109
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          14,740 8.28%        14,348  7.99%        14,012  8.02%
Interest expense/
 earning assets     7,632       4.29%   7,531        4.20%         7,625  4.36%
New yield on interest
   earning assets   7,108       3.99%   6,817        3.79%         6,387  3.66%

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









Results of Operation

Net Income

Net income for 1997 was $1,695,536.

The table below is a comparison of the net income for the years 1995 thru 1997. This table also displays the percentage and dollar amount changes which occurred during the last three years.

                               Increase/         %Increase/
                               Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  1997          $1,695,536      $ 34,575           2.08%
  1996           1,660,961       448,266          36.96%
  1995           1,212,695      (161,504)        (11.75%)

SVB&T Corporation's net income has increased during 1997 and 1996 after experiencing a decline for 1995. The main contributing factor to this increase is an increase of the net interest income in each year.

Total net income before tax for 1997 increased 306,175 over 1996. However, total taxes increased $271,600 from 1996 to 1997 thus net income after taxes increased only 2.08% from 1996 to 1997.

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

In 1997, tax equivalent net interest income of $7,109,000 increased by $292,000 or 4.28% from 1996 levels. In 1996, tax equivalent net interest income of $6,817,000 increased by $430,000 or 6.73% from 1995 levels. However, since July of 1995, rates have decreased or remained stable through 1997 and have increased net interest income over that period.


CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                          1997      1996      1995       1997      1996
Interest income on:
  Loans                 11,599    10,318     9,734      12.42%     6.00%
  Investment securities  3,010     3,739     3,744     -19.50%     -.13%
  Federal funds sold       131       291       534     -54.98%   -45.51%
  Total interest income 14,740    14,348    14,012       2.73%     2.40%

Interest expense on:
  Savings and daily
   interest checking     1,412       718       864      96.66%   -16.90%
  Money market deposits  1,289     1,326     1,363      -2.79%    -2.71%
  Certificates of
   deposit of $100,000
   & over                1,815     1,850     1,723      -1.89%     7.37%
  Other time deposits    2,959     3,574     3,675     -17.21%    -2.75%
  All other borrowing      157        63         0     149.21%     n/a
 Total interest expense  7,632     7,531     7,625       1.34%     1.23%
Net interest income      7,108     6,817     6,387       4.27%     6.73%
Net interest margin      3.99%     3.79%     3.66%


RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      1997 vs 1996            1996 vs 1995
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume   Rate
Interest income on:
  Loans                         1,281   1,065     216       584     756   (172)
  Investment securities          (729)   (692)    (37)       (5)    (11)     6
  Federal funds sold             (160)   (163)      3      (243)   (208)   (35)
     Total interest income        392     210     182       336     537   (235)
Interest expense on:
  Savings and daily interest
   checking                       694     387     307      (146)    (32)  (114)
  Money market deposits           (37)    (85)     48       (37)     79   (116)
   Certificates of deposit of
    $100,000 and over             (35)    (67)     32       127     131     (4)
  Other time deposits            (615)   (693)     78      (101)    (69)   (32)
  All other borrowing              94      89       5        63      32     31
    Total interest expense        101    (369)    470       (94)    141   (235)
 Net interest income              291     579    (288)      430     396     34

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.


Provision for Loan Losses

The provision for loan losses was $400,000 in 1997; $290,000 in 1996; and $314,000 in 1995. As of December 31, 1997, the provision was 1.00% of loans outstanding. The allowance for loan losses increased $73,205 to $1,402,500 during 1997. Management expects the percentage of loans charged off to remain at approximately the same level as December 31, 1997.

Other Income

SVB&T Corporation experienced an increase in Other Income for 1997. Other Income increased by $153,193. Stated as a percentage of net interest income, Other Income was 25.51% for 1997, 24.50% for 1996, and 25.43% for 1995.

The primary source for Other Income is trust income. Other sources of non-interest income consist of service charges on deposit accounts, insurance income, service fees, ATM foreign service fees, rental income, and other miscellaneous charges.

There has been a consistent decrease in insurance and claims processing income. This is due largely to the complete elimination of the claims processing department during 1995. The gross income for that department in 1995 was $138,804. The decrease for 1996 for insurance income was $152,854.

The bank is aggressive on finding other sources for non-interest income. One of which is alternative investments such as annuities, mutual funds and other products. That will begin in 1998.

Other Expenses

Total Other Expenses increased slightly for 1997. The 1997 Other Expense total was $5,637,598 compared to $5,557,901 and $5,467,944 for 1996 and 1995 respectively.

Salaries and employees benefits are the largest components of Other Expense. Salaries and employee benefits totaled $3,294,708 for 1997. This was 58.44% of total Other Expenses. This compares with 54.21% in 1996 and 54.24% in 1995. The number of employees has decreased over the past several years. Increases in the salaries and employee benefit expenses represent normal pay increases for the Bank's employees.

Hospitalization expense decreased by $62,750 during 1997. This is a 25.79% decrease for the year compared to a 43.20% increase in 1996 and 13.25% in 1995. The Bank is self-insured in regard to hospitalization insurance. Expense level depends on claims filed.

The Bank experienced a $45,872 23.04% increase in maintenance and service contracts expense. This is due to updated trust software and other upgrades in software contracts.

Loan expense increased by 35,107.  This is caused due to several foreclosures.

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

Income tax expense for 1997 was $921,600 compared to $650,000 in 1996 and $450,000 in 1995. The effective tax rate was 35.21% in 1997, 28.1% in 1996, and 27.1% in 1995. The effective rate increased in 1997 compared to 1996 and in 1996 compared to 1995 because of reduced tax exempt interest income in each year. Tax exempt income decreased 20% from 1996 to 1997 and 42% from 1995 to 1996. This was a planned decrease designed to get the company out of an alternative minimum tax position. In 1997 and 1996, the company paid no alternative minimum tax and utilized an alternative minimum tax credit carryover from 1995 of $126,000 in 1996. No carryover remains at December 31, 1996.





Financial Condition

As of December 31, 1997 total assets increased to $190,404,381, a 3.28% increase from December 31, 1996 total of $184,362,094. Average total assets in 1997 of $188,826,000 were $1,616,000 less than the 1996 average of
$190,442,000.

Total deposits increased to $165,871,403 at December 31, 1997 from $151,595,049 at December 31, 1996 an increase of $14,276,354 or 9.42%. Alternative funding sources were replaced with deposits during 1997. Management projects a long-term deposit growth of approximately 3%. The actual growth rate may vary due to overall economic conditions in the markets served.

Net loans at year-end 1997 were $139,201,820 up $17,671,326 or 14.54% above the
1996 year-end total of $121,530,494. Average loans outstanding of $129,977,000 in 1997 increased by $12,048,000 or 10.2% over the 1996 average loans outstanding of $117,929,000. Loan growth was funded primarily by a reduction in investment securities.

Total investment securities at year-end 1997 were $38,042,422, and at year-end 1996 were $49,945,260. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 1997, money market investments were 900,000 an increase from no money market investment at December 31, 1996.

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

During 1997, average investment securities decreased by $10,461,000 or 18.6% as compared to $56,203,000 for 1996. Total average loans increased by $8,566,000 and average federal funds sold decreased $2,976,000.

In 1997, tax-free investments of state and political subdivision matured and reinvested into taxable government securities. However, the Corporation is now out of the alternative minimum tax position and will invest in tax-free investments during 1998 when rates warrant it.

The following table presents an analysis of the investment securities portfolio for 1996, 1995 and 1994.






Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      1997      1996      1995
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        28,516    39,693    42,707
   Mortgage-backed pass-through securities      297       349       396
   Collateralized mortgage obligations:
      Agency                                      0         0         0
      Corporate                                   0         0         0
   State and Political subdivisions           8,796     9,624    13,448
    Other Securities                          1,078     1,067         0
      Net unrealized gain (loss)                (67)     (221)      358
      Total Carrying Value                   38,620    50,512    56,909


Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1997

                  1yr or less   1-5 yrs     5-10 yrs    Over 10 yrs     Total
                  Amt  Yield    Amt  Yield  Amt  Yield  Amt   Yield  Amt  Yield
U.S. Treasury       0      0      0      0     0     0     0     0      0     0
Federal Agencies:
 Bonds and Notes10,000  4.59 10,842   6.44 6,676  7.01 1,000  6.20 28,516  5.92
 Mtg-backed Sec.    0      0      0      0    98 11.00   199 10.75    297 10.86
State and
  Municipal      1,550  5.09  4,543   5.06 1,257  5.33 1,446  5.14  8,796  5.12
Other Securities     0     0      0      0   500  5.98     0     0    500  5.98
TOTAL           11,550  4.66 15,385   6.03 8,531  6.75 2,645  5.96 38,109  5.77

Percent of Total    30%          40%          23%          7%         100%


Loans

Loans outstanding at December 31, 1997 were 140,604,320. This represents an increase of $17,744,531 or 14.4% over the loans outstanding December 31, 1996.

Real estate loans remains the largest component of the loan portfolio at $79,490,736. This is an increase of $11,631,517 or 17.1% over the previous year. This growth is almost exclusively in loan participations purchased. The residential mortgage portfolio in our primary markets is relatively stable in size.

The Bank uses loan participation purchases as a means of supplementing volume when local demand cannot provide quality loans at an adequate level. The Bank places an emphasis on proven borrowers with a significant down payment and a strong collateral position. On December 31, 1997 the Bank had total loan participations purchased of $24,902,968 or 17.7% of the loans outstanding. The Bank carefully monitors individual participation loans as well as concentrations in a particular industry segment or geographic area.

Individual loans for household and other personal expenditures is the second largest loan category for the Bank. This segment increased $2,407,100 or 6.3%. Growth has not been as great as in previous years (8.8% in 1996 and 9.49% in 1995) due to the competivie situation in the Bank's primary market areas. Traditional sources such as vehicle loans have become very price competitive. The Bank continues to solicit direct and indirect contracts whenever rate and underwriting goals can be met.

Commercial and industrial loans grew $2,229,710 or 14.7% over the previous year. That increase represented opportunities both in our primary market areas as well as the purchase of loan participations.

Construction lines of credit and agricultural loans continue to be a minor factor in the portfolio. The Bank does not contemplate any significant growth in either of these market segments.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.

Loan Portfolio
                  1997        1996          1995         1994         1993
                   Percent      Percent       Percent      Percent      Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total
Commercial,
 financial &
 agricultural 18,722  13.3 16,228  13.2 12,744  11.3  5,526   5.2  5,854    5.6
Real estate -
 construction  1,322   0.9     64   0.1    131   0.1    299   0.3    355    0.3
Real estate -
 mortgage     79,491  56.4 67,859  55.1 64,585  57.2 67,844  57.2 62,435   59.3
Consumer
 installment  40,859  29.0 38,452  31.2 35,341  31.3 32,279  30.2 34,951   33.2
Banker
 Acceptances       0     0      0     0      0     0      0     0    622    0.6
Economic dev.
 rev. bonds        0     0     24     0     41   0.1     56   0.1    252    0.2
Repurchase
 Agreement         0     0      0     0      0     0    775   0.7    770    0.8
Lease Financing  437   .31    538    .4      0     0      0     0      0      0
TOTAL        140,831 100  123,165  100 112,842  100 106,779  100 105,239   100
Less:
Unearned income  227          305          343          213          407
 Allowance for
 loan losses   1,402        1,329        1,349        1,322        1,304

Total loans  139,202      121,531      111,150      105,244      103,528


Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1997             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                      Maturing Over One Year

                              Over One    Over       Predetermined  Floating or
                    One Year  Yr through  Five            Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural        7,763      4,847    6,112   18,722      3,720      15,002
Real Estate
 Construction        1,280         18       24    1,322        814         508
TOTALS               9,043      4,865    6,136   20,044      4,534      15,510





Capital Resources

Stockholders' equity at December 31, 1997 increased to $18,715,461 from December 31, 1996 equity of $17,329,516. The increase of $1,385,945 was a result of earnings $1,695,536 less dividends of $402,732 less unrealized gains on securities available for sale of $93,141. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.


Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 1997, the average deposits of $168,003,000 funded over 94% of the average earning assets. Average total deposits for 1997 decreased by $2,792,000, or 2% as compared to 1996 average deposit totals, which increased by $1,496,000 from 1995 or 1%.

There has been a movement in average deposits over the past two years. Many customers are seeking higher rates of return on investments and have moved into alternative investments such as stocks and mutual funds. Management has funded reductions of deposits with advances from the Federal Home Loan Bank and Federal Funds purchased. Management will seek to increase deposits at a time when deposits can be lent or invested at a profitable spread.

Maturities of Time Deposits                   December 31, 1997
        (dollars in thousands)       Certificates    Other Time
                                     of Deposit      Deposits Over
                                    Over $100,000     $100,000       TOTAL
Three months or less                   22,292              653       22,945
Over three months through one year      6,206                0        6,206
Over one year through three years       3,167                0        3,167
Over three years                          625                0          625
  TOTAL                                32,290              653       32,943


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

The loan loss reserve is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:


Allowance for Loan Losses
 (dollars in thousands)
                                       1997   1996   1995   1994   1993
Balance as of January 1               1,330  1,349  1,322  1,304  1,276
Provision for Loan Losses               400    290    314    410    715
Recoveries of Prior Loan Losses         106     77     76     80     99
Loan Losses charged to the Allowance   (433)  (386)  (363)  (472)  (786)
Balance as of December 31             1,403  1,330  1,349  1,322  1,304


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


Non-performing Assets  (dollars in thousands)
                                     1997      1996     1995     1994     1993
Total Loans on non-accrual
 (non-performing loans)             1,832     1,338    1,040      465      520
  Other Real Estate                     0        53      296      462      489
Total non-performing assets         1,832     1,391    1,336      927    1,009
Total non-performing loans as a
 percentage of loans                 1.30%     1.09%     .94%     .44%     .50%
Total non-performing assets as
 a percentage of loans and ORE       1.30%     1.13%    1.20%     .88%     .97%


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

The chart on this and the following page shows the Bank's interest rate sensitivity position as of December 31, 1997.

INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years    Total
Interest Earning Assets
Federal funds sold             900        0        0         0        0     900
Interest bearing deposits
  in banks                       0        0        0         0        0       0
Investment securities        5,640    2,500    3,810    14,547   11,545  38,042
Loans                       45,112   18,046   33,770    37,055    6,621 140,604
Total Interest Earning
  Assets                    51,652   20,546   37,580    51,602   18,166 179,546


Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 40,629    7,158    5,729     4,416        0  57,932
Time deposits under
  $100,000                  17,496    5,018   17,679    21,440       72  61,705
Time deposits over $100,000 25,538    1,416    4,720     1,267        0  32,941
Borrowed funds               4,000        0        0         0        0   4,000
Total Interest Bearing
  Liabilities               87,663   13,592   28,128    27,123       72 156,578

Interest Sensitivity Gap
  Current                  (36,011)   6,954    9,452    24,479   18,094
Interest Sensitivity Gap
  Cumulative               (36,011) (29,057) (19,605)    4,874   22,968
Sensitivity Ratio
  Cumulative                    59%      71%      85%      103%     115%

Year 2000

A Year 2000 committee was established to address all internal and external systems that may be affected by this date. Letters have been sent for vendors and suppliers for their commitment to comply with the Year 2000. Priorities have been assigned to each vendor or servicer according to risk. Time tables have been established to review each vendors compliance. Letters have also been sent to customers to alert them to the Year 2000 issues.

Testing has began. Vendors with high priority are being tested first, if possible. Necessary programming, modifications and updates will continue through 1998 and should largely be complete by December 31, 1998, so that testing can be well under way.

The dollar cost that will be spent on Year 2000 issues will not have any major impact on the institutions operatings, liquidity or capital resources. Senior management is well aware of the importance of the completion of all Year 2000 issues and has and will give all necessary resources to complete the task.

Quarterly Results of Operations   March 31     June 30      Sept 30      Dec 31

1997
Interest income                  3,486,978   7,064,675   10,746,728  14,527,762
Interest expense                 1,832,537   3,741,499    5,670,784   7,631,838
Net interest income              1,654,441   3,323,176    5,075,944   6,895,924
Provision for loan losses           90,000     180,000      280,000     400,000
Net securities gains                 3,118       3,118        5,375       5,406
Non-interest income                388,715     736,647    1,202,230   1,753,404
Non-interest expense             1,402,805   2,779,256    4,187,584   5,637,598
Income before income taxes         553,469   1,103,685    1,815,965   2,617,136
Income taxes                       144,000     288,000      473,447     921,600
 Net income                        409,469     815,685    1,342,518   1,695,536
Net income per share:
 Primary net income per share          .55        1.09         1.80        2.27


1996
Interest income                  3,503,918   6,947,560   10,524,769  14,084,475
Interest expense                 1,923,168   3,775,017    5,680,758   7,531,230
Net interest income              1,580,750   3,172,543    4,844,011   6,553,245
Provision for loan losses           75,000     150,000      225,000     290,000
Net securities gains                     0         162        1,528      45,545
Non-interest income                324,309     680,956    1,055,296   1,560,072
Non-interest expense             1,309,900   2,661,035    4,043,216   5,557,901
Income before income taxes         520,159   1,042,626    1,632,619   2,310,961
Income taxes                       112,000     248,760      396,500     650,000
 Net income                        408,159     793,866    1,236,119   1,660,961
Net income per share:
 Primary net income per share          .55        1.06         1.65        2.23



Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.



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
                                             Shares Beneficially Owned   Foot
Name, Present Principal         Director    (Percentage of Outstanding   Note
Occupation and Age              Since        Common Shares)

Arnold F. Habig                 1958         86,184                       1
Chairman of the Board, SVB&T                 (11.56%)
and Assistant to the Chief
Executive Officer, Kimball
International, Inc.
90

Brian K. Habig                  1987          6,348                       2
Executive Vice President,                      (.85%)
Sales and Marketing, Kimball
Office Group Kimball
International, Inc.
41

Douglas A. Habig                1973         23,356                       3
Chairman of the Board & C.E.O.                (3.43%)
Kimball International, Inc.
51


John B. Habig                   1963         24,120                       4
Senior Executive Vice                         (3.23%)
President and Operations
Officer, Electronics
Kimball International, Inc.
64

Thomas L. Habig                 1959          19,976                      5
Vice Chairman of the Board                     (2.68%)
Kimball International
Secretary, Springs Valley
Bank & Trust Company
69

Maurice R. Kuper                1977          3,600                       6
Retired                                        (.48%)
Kimball International, Inc.
73

Hilbert Lindsey                 1988          3,200
President                                      (.43%)
Lindsey Lumber Company
63



Ronald G. Seals                 1989            320                       7
President & C.E.O.                             (.04%)
Springs Valley Bank &
Trust Company
60

R. J. Sermersheim               1976         20,000                       8
Vice President, Environment,                  (2.68%)
Health & Safety
Kimball International, Inc.
58

H. E. Thyen                     1959           8,972                      9
Assistant to the President,                    (1.20%)
Kimball International, Inc.
85

James C. Tucker                 1989          14,400                     10
Attorney at Law                                (1.93%)
Tucker & Tucker
Law Offices
51

Reita Nicholson                                  172                     11
Assistant Secretary, SVB&T Corporation         (0.02%)
51

David Rees                                      NONE
Chief Financial Officer, SVB&T Corporation
39

All Directors and Officers as a group        215,646
                                              (28.91%)

1 Mr. Arnold F. Habig is also chairman of the Board of Springs Valley Bank & Trust Company. Total shares owned by Mr. Habig consist of 66,000 shares owned by his Revocable Trust Accounts of which he maintains voting privileges, 14,056 shares owned by the Arnold F. Habig Foundation of which Mr. Habig is the President and holds voting rights, and 6,128 shares held by Barbara T. Habig, wife of Mr. Habig.

2 The above amount includes 2,088 shares held by Kyle Thomas Habig, the son of Mr. B. Habig.

3 The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. D. Habig, 2,224 shares held by Joshua David Habig and 2,088 shares held by Jill Ellen Habig, who are children of Mr. D. Habig.

4 The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. J. Habig, 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, the grandson of Mr. Habig and 2,048 shares held by Baden-Baden for John B. Habig FBO Jon Hudson, which is the Grandson of Mr. J. Habig.

5 Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. Total shares owned include 2,088 shares held by Roberta Habig, the wife of Mr. Habig.

6 Mr. Kuper's 3,600 shares are held in a Trust for Mr. Kuper in which he and Delores Kuper are trustees. Delores Kuper is Mr. Kuper's wife.

7 Mr. Seals is President and C.E.O. for Springs Valley Bank & Trust Company as well as SVB&T Corporation. The above amount of shares include 200 shares held jointly by Mr. Seals and his wife, Nancy E. Seals.

8  Mr. Sermersheim also serves as Vice President for SVB&T Corporation.

9 Mr.Thyen's above shares include 4,900 shares which are listed in his trust account of which he maintains voting rights and also includes 800 shares which are held by Maxine Thyen's Trust Account. Maxine is the wife of Mr. Thyen.

10 The above shares include 14,176 shares held by James M. Tucker Trust of which Mr. Tucker is Trustee.


Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) meetings, and the Board of Directors of the Bank held seven (7) meetings, during 1997. In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit Committee, Trust Committee, Executive Compensation Committee, and Loan Committee. The Corporation does not have a nomination committee; instead, nominations are made by the Board of Directors as a whole.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. H. E. Thyen, R. J. Sermersheim (Chairman of the Committee), Brian K. Habig and J. C. Tucker. The Audit Committee met six (6) times in 1997.

The Executive Compensation Committee is to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. R. J. Sermersheim, Maurice Kuper and J. C. Tucker (Chairman of the Committee).

Item 11. Executive Compensation

Compensation of Officers

Compensation Committee Report. Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank's executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board. Each member of the Compensation Committee is a non-employee director. Pursuant to rules designed to enhance disclosure of corporation policies toward executive compensation, set forth below is a report submitted by Messrs. J. C. Tucker (Chairman), R. J. Sermersheim and Maurice Kuper in their capacity as the Board's Executive Compensation Committee addressing the Bank's compensation policies for 1997 as they affected all executive officers of the Bank and Mr. Seals who, for 1997, was the Bank's most highly paid executive whose total annual salary and bonus exceeded $100,000.

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

Annual Bonus Amounts. The Bank's Incentive Bonus Plan ("Bonus Plan") for executive officers (those with titles of Senior Vice President and higher) for 1997 was based on the Bank's return on average assets (ROA) and the executives officers base salary. The "Bonus Plan" payment to executive officers was twenty-five percent of their base pay for 1996. Eighty percent was paid in 1997 and twenty percent was carried forward and paid in 1998. Other officers receive bonuses based on net income of the Bank. Under the "Bonus Plan," a bonus pool of seven percent of the Bank's net income is established and paid bi-annually to these officers.

1996 Key Employees' Stock Option and Stock Appreciation Rights Plan

The Corporation has adopted a stock option and stock appreciation rights program (the "Plan") for officers and key employees of the Corporation and the Bank. The Board of Directors of the Corporation believes these programs provide an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. The Corporation has reserved 20,000 shares for issuance under the Plan. The Plan will expire on December 31, 2005.

The Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, the grant of nonqualified stock options, and the grant of stock appreciation rights ("SARs"). Options and SARs may be granted under the Plan only to officers and other key employees who are in positions to make significant contributions to the success of the Corporation.

The Executive Compensation Committee of the Board of Directors of the Bank administers the Plan. No member of this committee is eligible to receive options or SARs under the Plan at any time such individual serves on this committee.

Options are exercisable upon such terms and conditions as may be determined by the Executive Compensation Committee, but in no event will any stock options be exercisable later than ten years after date of grant. Options granted under the Plan will vest and become exercisable at the times determined by the Executive Compensation Committee. The exercise price for all options granted under the Plan will not be less than the fair market value of the shares on the date of grant.

The Executive Compensation Committee may also grant SARs in conjunction with all or part of any option granted under the Plan at the time of the grant of the option. Each SAR will (I) expire when the underlying option expires, and
(ii) become exercisable only when and to the extent that the underlying option is eligible to be exercised. The "economic value" of a SAR may not exceed 100% of the difference between the exercise price of the number of shares covered by the underlying option and the fair market value of such shares. SARs may be exercised by surrendering the underlying option, at which point the underlying option shall no longer be exercisable (to the extent the options are surrendered upon exercise of the related SAR). Upon exercise of a SAR, the optionee is entitled to receive the economic value of such SAR, in cash, in shares of common stock of the Corporation, or any combination thereof as determined by the Executive Compensation Committee.

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Seals in 1997. In addition, the table shows the number of shares covered by both exercisable and non-exercisable stock options by Mr. Seals as of December 31, 1997. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be
$25.00.   Because there is not an established trading market for the Common
Stock, the assumed price of $25.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment. In addition, there are shown the hypothetical gains or option spreads that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.



                              Individual Grants

Name                  Number of Shares      Percent      Exercise      Market
                         Underlying         of Total      or Base       Price
                         Options            Options       Price        on Date
                         Granted            Granted      ($/Sh)        of Grant
                          (#)              in Fiscal                  ($/Sh)
                                             Year
                                             (%)


Ronald G. Seals           1,000               45%        $25.00         $25.00








                            Potential Realizable
                            Value at Assumed Annual
                           Rates of Stock Appreciation
                                For Option Term

Name                 Expiration           0%          5%           10%
                        Date             ($)         ($)           ($)


Ronald G. Seals       12-31-06           $0.00    $15,720.00   $39,843.56

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Seals as of December 31, 1997. Also reported are the values for in-the-money options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Corporation's Common Stock at December 31, 1997. For purposes of the following table, the year-end price of the stock was assumed to be $27.50. Because there is not an established trading market for the Common Stock, the assumed price of $27.50 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


Name                Number of Shares                Value of Unexercised
                    Underlying Unexercised          In-the-Money Options
                    Options at Fiscal Year End      at Fiscal Year End
                    (#)                             ($)
                    Exercisable    Unexercisable    Exercisable   Unexercisable

Ronald G. Seals        200              800            $500          $2,000


Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees deferred by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. Two thousand, three hundred eighty-seven (2,387) shares were issued in the following amounts to the following Directors for deferred fees in 1997.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted the option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value on the last day of the calendar year preceding grant. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation has grant options for 1,192 shares for 1997 in the following amounts to the following Directors:




    DIRECTOR                       1997 Deferred              1997
                                       Fees                  Options
                                    Shares Issued            Granted

Arnold F. Habig                        131                     65
Brian K. Habig                           0                      0
Douglas A. Habig                       306                    153
John B. Habig                          306                    153
Thomas L. Habig                        145                     72
Maurice R. Kuper                       306                    153
Ronald G. Seals                          0                      0
R. J. Sermersheim                      306                    153
H. E. Thyen                            279                    139
J. C. Tucker                           302                    151
Hilbert Lindsey                        306                    153

Totals:                              2,387                  1,192

Other Compensation Plans. At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

Benefits. The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 1997.

Mr. Seal's 1997 Compensation. Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the C.E.O. Mr. Seal's salary and bonus in 1997 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Executive Compensation Committee believes that Mr. Seals has managed the Bank well.

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

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 1997, 1996 and 1995 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997.







Name and               Year                   Annual     Compensation
Principal Position                            Salary (1) Bonus (2)
Ronald G. Seals        1997                 $119,000     $29,750
President, C.E.O.      1996                 $115,500     $23,100
and Director           1995                 $108,000     $13,420

(1) While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer's salary and bonus and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

(2) The bonus amounts are payable pursuant to the Bank's Incentive Bonus Plan of the Bank, as described in the "Compensation Committee Report."


Employee Benefit Plans

Profit Sharing Retirement Plan. The Bank sponsors a tax-qualified profit sharing retirement plan which includes, effective as of January 1, 1996, a qualified cash or deferred (i.e., "401(k)") arrangement and a provision for voluntary after-tax contributions ("Profit Sharing Plan"). The Profit Sharing Plan covers substantially all employees of the Bank; an employee becomes a participant on the first January 1st or July 1st which coincides with or immediately follows the date you became an employee. If you became an Employee on or after January 1, 1996, you will be eligible to participate on the Plan Entry Date which falls on or after the first twelve consecutive (12) month period during which you have completed at least one thousand (1,000) hours of service. The twelve (12) month period begins when you first commence employment and on each Plan Year beginning on or after that date. The Bank makes discretionary "profit sharing" contributions under the Profit Sharing Plan and allows participants to make salary deferral and rollover contributions. Participants' salary deferral contributions may be made, on pre-income tax basis, in an amount ranging from 1% to 12% of the participant's "compensation" (as defined). Participants' salary deferral and rollover contributions are fully vested when made; discretionary profit sharing contributions are subject to a vesting schedule pursuant to which participants become vested on a graduated basis, at the rate of 10% per year for the first four full years of service and at the rate of 20% per year thereafter so that a participant will become fully vested in the Bank's profit sharing contributions after completing seven full years of service. In addition, a participant will attributable to the Bank's discretionary profit sharing contributions on death, "disability" (as defined), upon attaining age 60 and completing 10 years of service, and upon attaining age 65. All amounts contributed to the Profit Sharing Plan are invested by the Bank, as Trustee, for the benefit of all participants and their designated beneficiaries.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following information is given as of March 15, 1998, for each person known to the Corporation to be the beneficial owner of more than 5% of the common stock of the Corporation.

                                       Amount and Nature        Percent
Name and Address                    of Beneficial Ownership of  Class

Arnold F. Habig                             86,184              11.56%*
1500 Main Street
Jasper, IN  47546

Springs Valley Bank & Trust Company
Trustee for Kimball International, Inc.    144,920              19.43%**
Retirement Trust
P.O. Box 830 Jasper, IN  47547-0830

* Total shares owned by Mr. Habig consist of 66,000 shares owned by his Revocable Trust accounts, 14,056 shares owned by the Arnold F. Habig Foundation and 6,128 shares held by his wife, Barbara T. Habig.

**Baden-Baden is nominee holder of beneficial shares owned by Springs Valley
  Bank & Trust Company as Trustee for Kimball International, Inc. Retirement Trust.



Item 13. Certain Relationships and Related Transactions

Certain Transactions

During 1997, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank; additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.









PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
 (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended December
                    31, 1997 (incorporated in part into this form 10-K by reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
 (d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.
       Exhibit 27 - Financial data schedule


Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SVB&T Corporation


                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/27/98

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:                                 By:
Arnold F. Habig                     David Rees
Chairman of the Board      3/27/98  Principal Financial and Accounting 3/27/98
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/27/98  Ronald G. Seals,
                                    Principal Executive Officer and    3/27/98
                                     Director



By:                                 By:
John B. Habig, Director    3/27/98  Brian K. Habig, Director           3/27/98




By:                                 By:
Maurice Kuper, Director    3/27/98  Thomas L. Habig, Director          3/27/98




By:                                 By:
Hilbert Lindsey, Director  3/27/98  James C. Tucker, Director          3/27/98




By:                                 By:
Ronald J. Sermersheim, Director     H. E. Thyen, Director              3/27/98
                           3/27/98






Index to Exhibits


Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 1997
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule


Exhibit 13

Message to Our Shareholders

We are pleased to report that 1997 was another banner year for Springs Valley Bank & Trust Company, with net income, assets, shareholders' equity and dividends reaching record levels.

Highlights of the year:
Net income rose 2% to $1,695,536
Assets rose by over $6 million to $190.4 million
Shareholders' equity increased 8% to $18.7 million
A two-for-one stock split was approved effective August 11th
Cash dividends were increased 14% to $402,732
Book value per share rose 7.6% to $25.09, up from $23.24
Net income per share was $2.27, up from $2.23
Deposits grew $14 million to $165.8 million
Loans increased $18 million to $139 million
Trust assets at market value rose $37 million to $483.3 million

Details are contained in the following reports.


In 1997 management concentrated their efforts toward enhancement of our electronic banking functions. Data processing upgrades of hardware and software for both the commercial bank and the trust department were accomplished. These improvements will permit more efficient electronic-based delivery of products and services. Trust department customers now enjoy more thorough and faster account reporting and analysis. Plans have been developed to provide on-line (real time) account access through our expanding network of automated teller machines and to introduce debit cards.

Improvement in our computer operations was necessary for regulatory compliance. Bank regulatory agencies have issued strict guidelines to commercial banks instructing them to prepare for and resolve any automation concerns connected to the Year 2000 problem. SVB&T began work on the Year 2000 issue about one year ago with an audit of our software providers to obtain certification of Year 2000 compliance. A Year 2000 Committee was formed to search out and provide solutions for all critical functions necessary to bring our processes into compliance. We are confident that we will be prepared for the year 2000.

Springs Valley Bank, as a community bank, will continue to provide service, offer competitive products, services and costs, and stay attuned with necessary technological advances. To enhance future profitability, management continues to seek additional income opportunities and ways to reduce expenses. A blending of technology-based products such as ATMs and debit cards with traditional products such as direct deposit of pay and convenient funds distribution will result in better customer service and increased profit for the bank.

Although 1997 was a banner year for our bank, we do not plan to rest on our past successes. Directors and management have adopted a Strategic Plan for future direction and enhancement of the bank's operations. The objectives of the Strategic Plan are as follows:

1.Price all products to achieve maximum profitability without compromising market acceptability.
2.Increase core deposits and loan volume.
3.Increase fee income for the bank.
4.Increase productivity and efficiency; reduce operating expenses. 5.Protect our Shareholders' investments.

Management is pleased to provide you this most positive analysis of the past year and report to you our future plans for the continued improvement of our bank. Your continuing loyalty and confidence in our efforts are greatly appreciated by all of us at Springs Valley Bank & Trust Company.



Sincerely,






ARNOLD F. HABIG                                 RONALD G. SEALS
CHAIRMAN OF THE BOARD                           PRESIDENT & CEO



 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          December 31
                                                      1997           1996
   ASSETS
  Cash and cash equivalents
   Cash and due from banks                     $    4,567,927  $   5,029,136
   Federal funds sold                                 900,000              0
    Total cash and cash equivalents                 5,467,927      5,029,136
  Investment securities, available for sale,
   at market value                                 38,042,422     49,945,260
  Investment securities, held to maturity,
   at cost                                            578,300        567,400
  Loans
   Loans, net of unearned interest                140,604,320    122,859,789
   Allowance for loan losses                       (1,402,500)    (1,329,295)

    Net loans                                     139,201,820    121,530,494
    Buildings and equipment                         5,033,224      5,040,585
   Other real estate                                        0         53,200

 Interest receivable                                1,319,476      1,357,380
    Other assets                                      761,212        838,639
      Total assets                             $  190,404,381  $ 184,362,094

 LIABILITIES
  Deposits
   Non-interest bearing                        $   13,292,875  $  12,554,733
   Interest bearing                               152,578,528    139,040,316
    Total deposits                                165,871,403    151,595,049
   Federal funds purchased                                  0      8,870,000

   Other short-term borrowings                      4,000,000      5,000,000

   Interest payable                                   824,298        750,028
    Deferred income taxes                             305,132        241,324
    Other liabilities                                 688,087        576,177
     Total liabilities                         $  171,688,920  $ 167,032,578

 COMMITMENTS AND CONTINGENT LIABILITIES

 SHAREHOLDERS' EQUITY
    Common stock (No par value:  800,000 shares
   authorized and issued)                      $      200,000  $     200,000
  Surplus                                           6,094,233      6,094,233
  Retained earnings                                13,274,487     11,981,683
  Net unrealized losses on investment
   securities available for sale                      (40,259)      (133,400)
  Treasury stock at cost (54,200 shares)             (813,000)      (813,000)

    Total shareholders' equity                     18,715,461     17,329,516
    Total liabilities and
       shareholders' equity                    $   190,404,381 $ 184,362,094


 See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31

                                         1997            1996           1995

Interest Income
Loans and fees on loans          $  11,599,189    $  10,317,553   $  9,733,879
 Investment securities:
  Taxable                            2,386,565        2,964,496      2,415,217
  Tax exempt                           411,263          511,312        876,999
 Federal funds sold                    130,745          291,114        534,109
  Total interest income             14,527,762       14,084,475     13,560,204

Interest Expense
 Deposits                            7,475,407        7,468,253      7,625,144
 Short-term borrowings                 156,431           62,977              0
  Total interest expense             7,631,838        7,531,230      7,625,144

Net Interest Income                  6,895,924        6,553,245      5,935,060
 Provision for loan losses             400,000          290,000        314,000

Net Interest Income After
 Provision for Loan Losses           6,495,924        6,263,245      5,621,060

Non-Interest Income
 Trust Department Income               816,328          747,664        680,484
 Service charges on deposit
  accounts                             505,042          364,836        311,005
 Insurance and claims processing       177,219          176,899        329,753
 Other operating income                254,815          270,673        176,516
 Realized security gains (losses)        5,406           45,545         11,821
  Total non-interest income          1,758,810        1,605,617      1,509,579

Non-Interest Expense
 Salaries and employee
  benefits                           3,294,708        3,235,503      2,965,692

 Premises and equipment
  expense                            1,095,822        1,070,491      1,009,573
 Deposit insurance expense              20,367            2,000        194,564
 Other operating expenses            1,226,701        1,249,907      1,298,115
  Total non-interest expenses        5,637,598        5,557,901      5,467,944
Income Before Income Taxes           2,617,136        2,310,961      1,662,695
         Income taxes                  921,600          650,000        450,000

Net Income                       $   1,695,536    $   1,660,961   $  1,212,695

PER SHARE
 Net Income                       $       2.27    $        2.23   $       1.63
 Cash Dividends                   $        .54    $         .48   $        .46

Average Shares Outstanding             745,800          745,800        745,800

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Unrealized               Total
              Common   Capital    Retained    Gains     Treasury  Shareholders'
              Stock    Surplus    Earnings  (Losses)    Stock      Equity
BALANCE
JAN 1, 1995 $ 200,000 $6,094,233 $ 9,805,351 $(1,252,563)$(813,000)$14,034,021

Net income, 1995                   1,212,695                         1,212,695
Cash dividends                      (343,068)                         (343,068)
Net unrealized gains
 on securities
 available for sale                            1,468,479             1,468,479
BALANCE
DEC 31, 1995  200,000  6,094,233  10,674,978     215,916  (813,000) 16,372,127

Net income, 1996                   1,660,961                         1,660,961
Cash dividends                      (354,256)                         (354,256)
Net unrealized losses
 on securities
 available for sale                             (349,316)             (349,316)

BALANCE
DEC 31, 1996  200,000  6,094,233  11,981,683    (133,400) (813,000) 17,329,516

Net income, 1997                   1,695,536                         1,695,536
Cash dividends                      (402,732)                         (402,732)

Net unrealized gains
 on securities
 available for sale                               93,141                93,141

BALANCE
DEC 31, 1997 $200,000 $6,094,233 $13,274,487  $  (40,259)$(813,000)$18,715,461

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS              Year Ended December 31
                                             1997           1996           1995
Operating Activities:
 Net income                             $ 1,695,536    $ 1,660,961   $1,212,695
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Provision for loan losses                  400,000        290,000      314,000
 Depreciation                               416,270        448,897      440,783
 Investment securities amortization          18,927          4,872       39,902
 Investment securities (gains) losses        (5,406)       (45,545)     (11,821)
 Gain on sale of building and equipment     (19,700)             0            0
 Deferred income taxes                        2,716         36,002       56,371
 (Increase) decrease in interest
  receivable and other assets               115,331        611,800     (176,933)
 Increase in interest payable
  and other liabilities                     186,180         20,572      252,020

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                               2,809,854      3,027,559    2,127,017

Investing Activities:
 Proceeds from sales and maturities
  of investment securities available
  for sale                               15,743,865     13,622,651   18,515,148
 Purchases of investment securities
  available for sale                     (3,700,315)    (7,196,798) (19,982,410)
 Purchases of investment securities
  held to maturity                          (10,900)      (567,400)           0
 Proceeds from the sale of buildings
  and equipment                              68,653              0            0
 Proceeds from the sale of loans          2,670,447        112,771            0
 Proceeds from the sale of
  other real estate                          68,950        242,520      166,093
 Net increase in loans                  (20,757,523)   (10,783,700)  (6,219,464)
  Additions to buildings and equipment     (457,862)      (412,342)    (315,909)
NET CASH PROVIDED(USED) BY
 INVESTING ACTIVITIES                    (6,374,685)    (4,982,298)  (7,836,542)

Financing Activities:
 Net increase (decrease) in deposits     14,276,354    (20,169,527)   3,651,251
 Net increase (decrease) in federal funds
  purchased                              (8,870,000)     8,870,000            0
 Net increase (decrease) in short-term
  borrowings                             (1,000,000)     5,000,000            0
 Cash dividends                            (402,732)      (354,256)    (343,068)
NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES                     4,003,622     (6,653,783)   3,308,183

INCREASE (DECREASE)IN CASH AND
 CASH EQUIVALENTS                           438,791     (8,608,522)  (2,401,342)
 Cash and cash equivalents beginning
  of year                                 5,029,136     13,637,658   16,039,000
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                           $ 5,467,927    $ 5,029,136   13,637,658

SUPPLEMENTAL DISCLOSURES:
 Cash paid during the year for
  income taxes                          $   865,260    $   489,827  $   335,379
 Cash paid during the year for
  interest                              $ 7,557,568    $ 7,646,554  $ 7,493,679
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of SVB&T Corporation and Subsidiary (the
Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.


Principles of Consolidation

The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations

SVB&T Corporation operates under a charter from the State of Indiana and provides full banking services, including trust services. As a state bank, SVB&T Corporation is subject to regulation by the Department of Financial Institutions of the State of Indiana and the Federal Deposit Insurance Corporation. The area served by the Bank is primarily Orange, Clark, Dubois and the surrounding counties in Southern Indiana.

Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

Investment Securities Available for Sale

The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 1997 and 1996, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported as a net amount in a separate component of shareholders' equity. Accreted discounts and amortized premiums are included in earnings using the straight line method. Gains or losses on dispositions are computed using the specific identification method.

Investment Securities Held to Maturity

The Bank owns stock in the Federal Home Loan Bank of Indianapolis. This stock is classified as held to maturity and is carried at cost.

Loans

Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Interest income for add-on installment loans is recognized by the rule of 78 method which approximates the interest method. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off. Any subsequent payments are applied to interest until all interest due is totally paid. Any remaining amounts are applied to principal.

As part of its interest rate risk management, the Bank sells fixed rate
mortgage loans into the   secondary market.  At December 31, 1997,
approximately $1,135,000 of fixed rate mortgage loans were available for sale. These loans are carried at cost which approximates market value.

Allowance for Loan Losses

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

Buildings and Equipment

Buildings and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on the straight line method using lives ranging from 10 to 40 years. Equipment is depreciated on the straight line method using lives ranging from 5 to 10 years.

Other Real Estate

Real estate acquired in foreclosures is carried at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses.

Income Tax

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

Net Income Per Share

Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Trust Fees

Trust fees are recorded on the accrual basis.

Stock Split

A two for one stock split was declared on July 15, 1997 and distributed on August 11, 1997. All per share amounts have been adjusted to retroactively reflect this stock split.

Reclassifications

Certain amounts from 1996 and 1995 have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on net income.

NOTE 2 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective in 1997, the Bank adopted FASB Statement No. 128, "Earnings Per Share". The adoption of this accounting standard did not have a material effect on the Bank's financial condition or results of operations.

NOTE 3  RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required at December 31, 1997 was $850,000.

Note 4 INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities at December 31, 1997 and 1996 were as follows:

                                                  December 31, 1997
                                        Unrealized      Unrealized    Estimated
Securities Available     Amortized       Holding        Holding         Market
    for Sale                Cost          Gains         Losses          Value
U.S. Treasury securities $         0    $       0     $         0     $       0
U.S. Government
corporations and agencies 28,516,075       42,947        (164,177)   28,394,845

States and political
 subdivisions              8,796,372       75,973         (35,734)    8,836,611
Mortgage-backed securities   296,639       14,327               0       310,966
Other securities             500,000            0               0       500,000
 Total                   $38,109,086  $   133,247     $  (199,911)  $38,042,422

                                       Unrealized      Unrealized     Estimated
Securities Held to       Amortized      Holding         Holding          Market
    Maturity                Cost         Gains          Losses           Value
Equity securities        $   578,300            0               0   $   578,300







                                                   December 31, 1996
                                       Unrealized      Unrealized     Estimated
Securities Available for Amortized     Holding         Holding          Market
  Sale                      Cost         Gains         Losses           Value
U.S. Treasury securities $         0   $        0    $          0   $          0
U.S. Government
 corporations and
 agencies                 39,692,610      137,368        (361,652)    39,468,326
States and political
 subdivisions              9,624,092       74,756         (88,575)     9,610,273
Mortgage-backed securities   349,456       17,205               0        366,661
Other securities             500,000            0               0        500,000
Total                    $50,166,158      229,329    $   (450,227)  $ 49,945,260

                                       Unrealized      Unrealized      Estimated
Securities Held to       Amortized        Holding         Holding        Market
    Maturity                Cost            Gains         Losses         Value
Equity securities        $   567,400            0               0   $    567,400

The amortized cost and estimated market values of investment securities at December 31, 1997 and 1996 by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                  1997                        1996
                                          Estimated                Estimated
                           Amortized        Market    Amortized      Market
Securities Available         Cost           Value        Cost        Value
   For sale

Due in one year or less $ 13,651,674    $ 13,620,814 $  4,839,718 $ 4,890,010
Due after one year but
 within five years        12,033,011      11,998,228   24,215,609  24,046,886
Due after five years but
 within ten years          9,458,468       9,416,124   17,538,998  17,438,739
Due after ten years        2,669,294       2,696,290    3,222,377   3,202,964
                          37,812,447      37,731,456   49,816,702  49,578,599
Mortgage-backed securities   296,639         310,966      349,456     366,661
Total                   $ 38,109,086    $ 38,042,422 $ 50,166,158 $49,945,260

Securities with amortized cost of $3,998,748 at December 31, 1997 and $9,002,545 at December 31, 1996 were pledged as collateral on public and other deposits held by the Bank.

Proceeds from sales of investment securities during 1997, 1996 and 1995 were $3,986,890, $3,665,048 and $5,891,496. In 1997, gains of $6,834 and losses of
$1,428 were realized. In 1996, gains of $45,545 and losses of $-0- were realized. In 1995, gains of $68,095 and losses of $56,274 were realized.



NOTE 5 LOANS

Loans at December 31, 1997 and 1996 are comprised of the following:

                                                 1997                 1996
Commercial and industrial loans            $ 17,636,115         $ 15,133,405
Real estate loans (including $1,087,000
 and $1,429,000 secured by farm land)        79,490,736           67,859,219
Construction loans                            1,322,533               64,737
Agricultural production financing and
 other loans to farmers                       1,085,795            1,094,039
Individuals' loans for household and
 other personal expenditures                 40,858,655           38,451,555
Economic development revenue bonds                    0               23,909
Lease financing                                 437,150              538,007
                                            140,830,984          123,164,871
Less: Unearned income on loans                  226,664              305,082
Total loans                                $140,604,320         $122,859,789

At December 31, 1997 and 1996, the Bank had loans of $1,938,666 and $1,204,908 that were specifically classified as impaired. The average balance of these loans during 1997 and 1996 was $1,996,569 and $1,121,300. The allowance for loan losses contained specifically allocated amounts for these loans at December 31, 1997 and 1996 of $569,490 and $218,000. The following is a summary of cash receipts on the loans and how they were applied in 1997 and 1996.

                                                 1997                    1996
Cash receipts applied to principal       $    100,939            $    225,003
Cash receipts recognized as interest income   108,594                  89,200
Total cash received                      $    209,533            $    314,203

NOTE 6 ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the years 1997, 1996 and 1995 are as follows:
                                      1997           1996            1995
Balance, January 1               $ 1,329,295    $  1,348,927  $  1,322,163
 Loans charged-off                  (433,234)       (386,143)     (363,159)
Recoveries                           106,439          76,511        75,923
 Net charged-off                    (326,795)       (309,632)     (287,236)
Provision for loan losses            400,000         290,000       314,000
 Balance, December 31           $  1,402,500    $  1,329,295  $  1,348,927

NOTE 7 BUILDINGS AND EQUIPMENT

Balances in the Bank premises, equipment, and related accumulated depreciation accounts at December 31, 1997 and 1996 are as follows:

                                               1997                 1996
Land and Bank buildings                   $  4,908,971         $  4,978,822
Equipment, furniture and fixtures            5,159,371            4,861,398
Totals                                      10,068,342            9,840,220
Less accumulated depreciation                5,035,118            4,799,635
Net                                       $  5,033,224         $  5,040,585


Depreciation expense was $416,270 for 1997, $448,897 for 1996 and $440,783 for 1995.

NOTE 8 DEPOSITS

Deposits at December 31, 1997 and 1996 are as follows:

                                                 1997                1996
Demand, non-interest bearing                 $ 13,292,875      $ 12,554,733
Demand, interest-bearing                       12,739,696        14,110,658
Savings                                        59,265,970        51,630,185
Time deposits, $100,000 and over               32,940,981        29,584,642
Other time deposits                            47,631,881        43,714,831
Total deposits                               $165,871,403      $151,595,049


As of December 31, 1997, the scheduled maturities of time deposits are as follows:

                        1998                        $  55,779,949
                        1999                           16,320,421
                        2000                            5,576,170
                        2001                            1,334,252
                        2002 and thereafter             1,562,070
                                                    $  80,572,862

NOTE 9 OTHER SHORT-TERM BORROWINGS
Other short-term borrowings at December 31, 1997 and 1996 are as follows:

                                               1997                 1996
Federal Home Loan Bank advance,
 due January 20, 1998,5.7% fixed,
 collateralized by a blanket collateral
 agreement on qualified mortgage
 loans and securities                   $  4,000,000         $   5,000,000

NOTE 10 EMPLOYEE BENEFIT PLANS

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the years ended December 31, 1997, 1996 and 1995 was $136,527, $140,143 and $115,920.

The Bank also has an employee benefit plan which includes a self-insured medical plan, a wholly insured term life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 1997, 1996, and 1995 were $245,401 and $267,270 and $187,759.


Note 11 INCOME TAXES

The components of the provision for income taxes are:

                                                   1997       1996        1995
Federal income taxes currently payable       $   689,531 $ 412,740    $252,059
Deferred Federal income taxes                      2,069    28,360      43,941
Provision for federal income taxes
 for the year                                    691,600   441,100     296,000

State income taxes currently payable             229,353   201,258     141,570
Deferred state income taxes                          647     7,642      12,430

Provision for state income taxes for
 the year                                    $   230,000 $ 208,900  $  154,000

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deffered tax liabilities that are combined to arrive at the net carrying amounts at December 31, 1997 and 1996 are as follows:

Deferred Tax Assets:                              1997               1996
 Allowance for loan losses                   $   446,310        $  412,495
 Unrealized losses on securities
 available for sale                               26,406            87,498
 Loan fees                                        52,218            43,394
Total asset                                      524,934           543,387

Deferred Tax Liabilities:
 Depreciation                                   (830,066)         (784,711)
Net deferred tax (liability)                 $  (305,132)       $ (241,324)

The difference between the Federal income tax rate and the Bank's effective tax rate is as follows:

                                                  1997               1996
Income tax at federal tax rate of 34%        $   889,826        $  785,727
 Tax effect of:
  Tax exempt interest                           (120,465)         (148,402)

 Alternative minimum tax, (tax credit)                 0          (126,120)

 Other                                               540               808
 State income taxes, net of federal effect       151,699           137,987

Total income taxes                           $   921,600        $   650,000

Effective tax rate                                 35.21%              28.1%


NOTE 12 RELATED PARTY TRANSACTIONS

Officers and directors of Kimball International, Inc. of Jasper, Indiana, and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB&T Corporation. The Bank is the principal depository for Kimball International, Inc. and is also the trustee for the Kimball International Retirement Trust. Amounts on deposit with the Bank by Kimball International, Kimball International Retirement Plan and Employee Benefit Plan were $8,894,855 at December 31, 1997 and $13,547,958 at December 31,1996.

The Bank serves as Trustee for Kimball International's retirement and employee benefit plans and rents office space to Kimball. During 1995 the Bank also processed insurance claims for Kimball's employee benefit plan. Fees paid to the Bank for these services by Kimball International in 1997, 1996 and 1995 were $658,000, $578,000 and $669,000. Amounts receivable from Kimball International for these services were $-0- at December 31, 1997, $168,950 at December 31,1996 and $521,000 at December 31, 1995.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectability. Total loans to executive officers, directors and principal shareholders for 1997 were as follows:

Balance, January 1, 1997                                   $1,868,809
New loans                                                     591,122
Repayment                                                    (164,185)
Changes in persons included                                  (158,187)
Balance, December 31, 1997                                 $2,137,559


Note 13 LEASE AND COMMITMENTS

Minimum lease payments at December 31, 1997, under operating lease commitments, total $9,856 and are due as follows: $9,856 in 1998; and $0 thereafter. Operating expenses include rental expense of $30,856 in 1997, $40,366 in 1996 and $38,058 in 1995.


Note 14 COMMITMENTS AND CONTINGENT LIABILITIES

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

Financial transactions with off-balance-sheet credit risk at December 31, 1997
and 1996 were as   follows:
                                                 1997             1996
Commitments to extend credit                $  9,700,719      $11,830,600
Standby letters of credit                   $    730,600      $   370,000




Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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


NOTE 15 REGULATORY MATTERS

SVB&T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB&T Corporation without regulatory approval is limited by state law to defined net income for 1997, 1996 and 1995 less any dividends paid in those years. In addition, Federal regulations require the Bank to maintain certain capital levels based on risk-weighted assets. At December 31, 1997, approximately $3,221,000 of the Bank's retained earnings were available for dividend payments to the SVB&T Corporation.

Required capital ratios and the Bank's capital ratios at December 31, 1997 are as follows:

                                              Required          Bank's Ratio
   Tier 1 capital ratio                         4.0%               14.1%
   Risk based capital ratio                     8.0%               15.2%
   Leverage ratio                            3.0 to 5.0%            9.3%

Based on regulatory guidelines, the Bank is classified as well capitalized at December 31, 1997. This is the highest classification of capital adequacy for financial institutions.


NOTE 16 CONCENTRATIONS OF CREDIT

At December 31, 1997 the total amount of due from banks included $402,306, with Dubois County Bank and $921,191 with PNC Bank, Kentucky, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

A majority of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Clark, Orange, Dubois and surrounding counties in Southern Indiana. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sectors in this geographic area.


NOTE 17 FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at December 31, 1997 and 1996 are as follows:

                                  1997                        1996
                                         Estimated                Estimated
                                Carrying      Fair       Carrying       Fair
                               Amount         Value       Amount        Value
ASSETS
Cash and cash equivalents $  5,467,927  $  5,467,927 $  5,029,136  $  5,029,136
Investment securities       38,620,722    38,620,722   50,512,660    50,512,660
Loans                      139,201,820   140,861,000  121,530,494   122,643,806
Interest receivable          1,319,476     1,319,476    1,357,380     1,357,380

LIABILITIES

Deposits                  $165,871,403  $166,646,000 $151,595,049  $152,017,861
Federal funds purchased              0             0    8,870,000     8,870,000
Other borrowed funds         4,000,000     4,000,000    5,000,000     5,000,000
Interest Payable               824,298       824,298      750,028       750,028

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







NOTE 17 FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Interest Receivable

The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.

Deposit Liabilities

The carrying values of demand deposit, NOW, savings and money market savings accounts are equal to the amount payable on demand at the reporting date and as such are the fair value. For variable rate time deposits (IRA deposits) which reprice quarterly, fair values are based on the carrying value of the accounts. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the current rates offered for deposits of similar remaining maturities.

Federal Funds Purchased and Other Short-Term Borrowing

The carrying amounts of federal funds purchased and other short-term borrowings are reasonable estimates of their fair values.

Interest Payable

The carrying amount of accrued interest payable is a reasonable estimate of its fair value.

NOTE 18 PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed, parent company only, financial statements of SVB&T Corporation:


                                                          December 31
Condensed Balance Sheet                           1997                 1996

ASSETS
Cash in bank with subsidiary             $      93,856       $        22,625
Investment in subsidiary                    17,753,928            16,508,258
Buildings and equipment                      1,873,910             1,940,748
    Other assets                               106,500                80,940
  Total assets                           $  19,828,194        $   18,552,571


LIABILITIES
Accrued Expenses                         $      77,633        $       61,821
Dividends payable                              111,870                89,496
Long-term debt with subsidiary                 652,067               821,537
Deferred income taxes                          271,163               250,201
  Total liabilities                          1,112,733             1,223,055
 .


SHAREHOLDERS' EQUITY
Common stock                             $     200,000        $      200,000
Surplus                                      6,094,233             6,094,233
Retained Earnings                           13,274,487            11,981,683

Net unrealized gains (losses)
  on investment securities
  available for sale                           (40,259)             (133,400)
Treasury stock                                (813,000)             (813,000)
  Total shareholders' equity                18,715,461            17,329,516
  Total liabilities and shareholders'equity$19,828,194        $   18,552,571

Long-term debt with subsidiary consisted of:
                                                         1997           1996
Mortgage payable to Springs Valley Bank & Trust
Company, Jasper, Indiana (the wholly owned
subsidiary of SVB&T Corporation), variable
interest rate, 8.50% at December 31, 1997
payable in monthly installments through 2000,
secured by branch bank building in Jasper, Indiana    $ 652,067      $ 821,537

The scheduled principal reduction of long-term debt at December 31, 1997 is as follows:

1998 $216,287, 1999 $218,812, 2000 $216,968 and thereafter $-0-.


                                                     Years Ended December 31

Condensed Statement of Income                   1997        1996          1995

  INCOME
   Dividends from subsidiary         $         475,700   $ 380,560    $ 364,940
   Rent from subsidiary                        300,000     300,000      300,000
  Total income                                 775,700     680,560      664,940

EXPENSE

   Depreciation                                 66,834     100,027      110,855
   Interest on long-term debt                   61,535      76,143       94,842
   Other expenses                               58,223      63,580       54,287
  Total expense                                186,592     239,750      259,984

   Income before income taxes and
    equity in undistributed earnings
    of subsidiary                              589,108     440,810      404,956
   Income tax expense                           46,100      20,800       19,300

   Income before equity in undistributed
    earnings of subsidiary                      543,008     420,010     385,656
   Equity in undistributed earnings
    of subsidiary                              1,152,528  1,240,951    827,039

Net income                                 $   1,695,536 $1,660,961 $1,212,695









                                                      Years Ended December 31

Condensed Statement of Cash Flows                1997       1996           1995
Operating Activities:

Net income                                $   1,695,536  $ 1,660,961 $1,212,695
 Adjustments to reconcile
 net income to net cash provided
 by operating activities:
  Depreciation                                   66,834      100,027    110,855
  Undistributed net income of
   subsidiary                                (1,152,528)  (1,240,951)  (827,039)
  Deferred income taxes                          20,962       10,718      8,160
  (Increase) decrease in other assets           (25,560)     (17,040)    14,200
  (Increase) decrease in accrued expenses
   and dividends payable                         38,189        4,404       (659)

  Net cash provided by operating
   activities                                   643,433       518,119   518,212

Investing Activities:
 Additions to buildings and equipment                 0             0   (18,535)

Net cash used by investing activities                 0             0   (18,535)

Financing Activities:
 Dividends paid                                (402,732)     (354,256) (343,068)
 Principal payment on long-term debt           (169,470)     (170,371) (154,568)
 Net cash used by financing activities         (572,202)     (524,627) (497,636)

 Increase (decrease) in cash and cash
  equivalents                                    71,231        (6,508)    2,041
Cash and cash equivalents beginning of
  year                                           22,625        29,133    27,092

Cash and cash equivalents end of year         $  93,856      $ 22,625   $29,133


                                              SUMMARIZED FINANCIAL DATA
                                      (Dollars in thousands, except per share)

                                1997      1996       1995       1994       1993
EARNINGS FOR THE YEAR

Net interest income        $   6,896  $  6,553   $  5,935   $  6,324   $  6,684
Provision for loan losses        400       290        314        410        715
Non-interest income            1,759     1,606      1,510      1,596      1,684
Non-interest expenses          5,638     5,558      5,468      5,666      5,539
Net income                     1,696     1,661      1,213      1,374      1,570

PER SHARE*

Shares outstanding           745,800   745,800    745,800    745,800    745,800
Net income                      2.27      2.23       1.63       1.85       2.11
Cash dividends paid             0.54      0.48       0.46       0.44       0.42
Book value                     25.09     23.24      21.95      18.82      19.92

FINANCIAL CONDITION AT YEAR END

LOANS

 Real estate                  79,491    67,859     64,585     67,844     62,434
 Consumer                     40,859    38,452     35,341     32,279     34,951
 All other                    20,254    16,548     12,573      6,443      7,447
 Allowance for loan losses    (1,403)   (1,329)    (1,349)    (1,322 )   (1,304)
  Net loans                  139,201   121,530    111,150    105,244    103,528

INVESTMENTS AND FUNDS SOLD

U.S. and Agency               28,395    39,468     43,274     30,480     34,869
Municipal                      8,837     9,610     13,635     21,629     23,113
Federal funds and other        1,710       867      9,550     12,656     12,872

Total investments and funds
      sold                    38,942    49,945     66,459     64,765     70,854

TOTAL ASSETS                 190,404   184,362    189,877    183,201    185,929

DEPOSITS
 Demand deposits              26,032    26,665     26,431     28,503     27,785
 Certificates and IRAs        80,573    73,300     99,101     91,770     88,804
 Savings and club             59,266    51,630     46,233     47,840     51,504
  Total deposits             165,871   151,595    171,765    168,113    168,093

SHAREHOLDERS' EQUITY      $   18,716 $  17,330  $  16,372  $  14,034  $  14,851



*A Two-for-One Stock Split was declared on July 15, 1997 and distributed on August 11, 1997.
All per share amounts have been adjusted to retroactively reflect this stock split.

To the Shareholders and Board of Directors
SVB&T Corporation and Subsidiary
French Lick, Indiana

We have audited the accompanying consolidated statements of financial condition of SVB&T Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB&T Corporation and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




NONTE & COMPANY LLC
Certified Public Accountants

Jasper, Indiana
February 3, 1998

"Upon written request, SVB&T Corporation will provide financial data as reported on Securities and Exchange Commission Form 10K. Written requests are to be addressed to David Rees, Sr. Vice President, Cashier and CFO, SVB&T Corporation, P.O. Box 191, French Lick, IN 47432."


Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  1997        1996         1995
Primary
 Weighted average shares
  outstanding                $  745,800  $  745,800   $  745,800
 Net Income                   1,695,536   1,660,961    1,212,695
 Net income per common share $     2.27  $     2.23   $     1.63

SVB&T Corporation has no common stock equivalents



Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana



Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated February 3, 1998, included in the 1997 Annual Report to Shareholders of SVB&T Corporation.


NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 25, 1998