Form 10-Q
period 1998-03-31
SVB&T CORP /NEW
filed 1998-05-08
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 748,187 shares outstanding at March 31, 1998. The Registrant holds 51,813 shares in the form of Treasury Stock.











                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 1998 and 1997 and December 31, 1997...............     3

         Consolidated Statement of Income
          Three months ended March 31, 1998 and 1997..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 1998 and 1997.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 1998 and 1997..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12
















SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              1998           1997           1997
____________________________________________________________________________
ASSETS:
Cash and due from banks                  4,446           5,324         4,474
 Federal funds sold                      4,055           5,300           900
       Total cash and cash equivalents   8,501          10,624         5,374
Interest bearing deposits in other banks    78               0            94
Investment securities, available for
 sale (carried at market value)         33,433          47,385        38,621
  Loans
  Loans, net of unearned interest      140,570         125,781       140,604
  Allowance for loan losses             (1,463)         (1,357)       (1,402)
    Net loans                          139,107         124,424       139,202
Buildings and equipment                  4,979           4,998         5,033
Other real estate                            0              16             0
Interest receivable                      1,286           1,268         1,139
Deferred income taxes                        0               0             0
Other assets                               770             934           761
   Total Assets                        188,154         189,649       190,404
Liabilities:
Deposits
  Non-interest bearing demand           10,592          11,964        13,293
  Interest bearing                     156,549         158,854       152,579
  Total Deposits                       167,141         170,818       165,872
Federal Funds Purchased                      0               0             0
Other Short Term Borrowings                  0               0         4,000
Interest payable                           824             754           824
Deferred income taxes                      342              75           305
Other liabilities                          566             606           688
       Total Liabilities               168,873         172,253       171,689
SHAREHOLDERS' EQUITY:
Common stock                               200             200           200
Capital surplus                          6,124           6,094         6,094
Retained earnings                       13,718          12,302        13,274
Net unrealized gain (loss) on
 investment securities                      16            (387)          (40)
Treasury stock at cost (51,813 shares)    (777)           (813)         (813)
   Total Shareholders' Equity           19,281          17,396        18,715
Total Liabilities and
   Shareholders' Equity                188,154         189,649       190,404





                       (Dollar amounts in thousands)





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    1998               1997
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        3,101              2,674
Investment securities:
  Taxable                                          453                648
  Non-taxable                                       95                105
Federal funds sold and securities
 purchased under agreements to resell               23                 60
        Deposits with banks                          0                  0
          Total Interest Income                  3,672              3,487
INTEREST EXPENSE:
Deposits                                         1,867              1,797
Other Short Term Funds Borrowed                     14                 35
  Total interest expense                         1,881              1,832
  Net interest income                            1,791              1,655
Provision for loan losses                          120                 90
  Net interest income after
  provision for loan losses                      1,671              1,565
NON-INTEREST INCOME:
Trust fees                                         189                165
Service charges on deposit accounts                132                112
  Insurance and claims processing                   48                 50
Securities gains (losses), net                       0                  3
Other Income                                        46                 62
  Total Non-interest Income                        415                392
NON-INTEREST EXPENSE:
Salaries and employee benefits                     804                800
Premise and equipment expense                      319                313
Other real estate expense                            0                 11
FDIC Deposit expense                                 5                  4
Telephone expense                                   33                 32
Postage expense                                     33                 30
Other expenses                                     203                214
  Total non-interest expense                     1,397              1,404
Income before income taxes                         689                553
Provision for income tax                           245                144
  Net Income                                       444                409
NET INCOME PER COMMON SHARE:
  Primary                                          .59                .55
   Weighted average common shares
   outstanding                                 748,187            745,800
DIVIDENDS DECLARED:
  Cash dividends                                  0.15               0.12

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Three Months Ended March 31,
(unaudited)                                         1998                1997
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         444                 410
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                    5                   0
Depreciation                                          95                  99
Net premium amortization (discount accretion)
 of investment securities                              5                   0
Provision of loan losses                             120                  90
Decrease(increase) in interest receivable             33                  89
(Increase) decrease in other assets                   (9)                (58)
Increase (decrease) in accrued expenses and
other liabilities                                   (122)                 34
  Net cash flows provided by operating
  activities                                         571                 664
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                        16                   0
Purchase of investment securities available
for sale                                          (4,541)               (443)
Proceeds from maturities and paydowns of
investment securities available for sale           9,817               3,151
Net (increase) decrease in loans                     (25)             (2,984)
Purchase of premises and equipment                   (41)                (56)
  Net cash flows used in investing
  activities                                       5,226                (332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                     (2,701)               (591)
  Total interest-bearing deposits                  3,970              19,813
Federal Funds Purchased                                0              (8,870)
  Other Short-Term Borrowings                     (4,000)             (5,000)
  Cash dividends paid                                  0                 (89)
Treasury Stock Sold                                   61                   0
  Net cash flows provided by (used in)
  financing activities                            (2,670)              5,263
Net increase (decrease) in cash equivalents        3,127               5,595
Cash and cash equivalents at beginning of
 period                                            5,374               5,029
Cash and cash equivalents at end of period         8,501              10,624
Total interest paid                                1,881               1,833
Total taxes paid                                     152                  85



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      1998                1997
__________________________________________________________________________

Balance, beginning of period                   18,715              17,330
  Net income                                      444                 409
  Cash dividends                                    0                 (89)
  Net unrealized gain (loss) on investment
  securities                                       56                (254)
  Sales of Treasury Stock                          66                   0
Balance, end of period                         19,281              17,396



                          (Dollar amounts in thousands)


































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 1998 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 1998  March 31, 1997  Dec. 31, 1997
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            23,604         37,062         28,395
States and political subdivisions      8,553          8,893          8,837
Mortgage - backed securities             306            362            311
Other domestic securities                392            500            500
Equity Securities                        578            567            578
Total Investment Securities           33,433         47,384         38,621




                                March 31, 1998  March 31, 1997  Dec. 31, 1997
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       16,598         16,301         17,636
Real estate loans                     79,136         69,457         79,491
Construction loans                     1,450            205          1,322
Agricultural production financing
     and other loans to farmers        1,212            913          1,086
Individual loans for household
     and other personal expense       41,450         38,093         40,859
Economic development revenue bonds         0             12              0
Lease Financing Receivable               410            511            437
Other Loans Excluding Consumer           457            461              0
Less: Unearned income on loans           143            172            227
Total Loans                          140,570        125,781        140,604



                         (Dollars amounts in thousands)




PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $444,000 represents an increase of $35,000 or 9% from the $409,000 reported for the same period last year. This resulted from continued increase in the net interest income.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 1998, net interest income increased by $136,000 or 8% for the same period in 1997. The net interest margin increase compared to the same period last year was primarily a result of average interest cost leveling off. Rates of return on loans and investments have increased. The loan volume has increased $14,789,000 comparing 1998 to 1997. Loan yields are higher than investment yields which increase the net interest income.


OTHER INCOME

Other income of $415,000 for the first quarter of 1998 is $23,000 or 6% higher than the same period for 1997. This difference is due to the increase in the service changes on deposit accounts and Trust Fee Income.


OTHER EXPENSES

For the first three months of 1998, other expenses decreased by $7,000 to $1,397,000 compared to $1,404,000 for the same period of 1997. This is due to a continuing program to reduce overhead expenses.











ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,463,000 at March 31, 1998 compared to $1,357,000 at March 31, 1997. This reflects improved loan quality.

At March 31, 1998 the allowance for possible loan losses was 1.04% of total loans, net for unearned interest. This compares to an allowance of 1.08% at March 31, 1997. Net charge offs for the first three months of 1998 were $60,000, compared to $62,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $1,463,000 is adequate.



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

As of March 31, 1998 the rate-sensitive assets were 64% of rate-sensitive liabilities in the 1-180 day maturity category and 82% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 1998 was $19,281,000 compared to $17,396,000 for the same period last year. This increase is attributed to the increase in Net Income for 1997 and the reduction of the net unrealized loss on investment securities.











(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 1998 the bank's leverage capital ratio was 9.70% which compared to 9.01% at March 31, 1997.


As of March 31, 1998 the bank's total risk-based capital ratio was 14.56% compared to 15.82% at March 31, 1997.


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




Date:  May 14, 1998