Form 10-Q
period 1998-06-30
SVB&T CORP /NEW
filed 1998-08-13
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 748,187 shares outstanding at August 11, 1998. The Registrant holds 51,813 shares in the form of Treasury Stock.




















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          June 30, 1998 and 1997 and December 31, 1997................     3

         Consolidated Statement of Income
          Three and six months ended June 30, 1998 and 1997...........     4

         Consolidated Statement of Cash Flows
          Six months ended June 30, 1998 and 1997.....................     5

         Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 1998 and 1997.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12






























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                           June 30,     June 30, December 31,
   (unaudited)                               1998         1997         1997
ASSETS:
Cash and due from banks                     4,818         6,511        4,474
Federal funds sold                          8,495             0          900
    Total cash and cash equivalents        13,313         6,511        5,374
Interest bearing deposits in other banks       78            26           94

Investment securities, available for
sale (carried at market value)             28,773        46,643       38,621
Loans
  Loans, net of unearned interest         142,836       129,565      140,604
  Allowance for loan losses                (1,518)       (1,370)      (1,402)
    Net loans                             141,318       128,195      139,202
Buildings and equipment                     4,914         4,988        5,033
Other real estate                               0             0            0
Interest receivable                         1,222         1,441        1,319
Deferred income taxes                           0             0            0
Other assets                                1,023           811          761
    Total Assets                          190,641       188,615      190,404
LIABILITIES:
Deposits
  Non-interest bearing demand              10,931        12,540       13,294
  Interest bearing                        158,389       155,960      152,578
  Total Deposits                          169,320       168,500      165,872
Federal Funds Purchased                         0           490            0
Other Short Term Borrowings                     0             0        4,000
Interest payable                              809           796          824
Deferred income taxes                         271           234          305
Other liabilities                             683           640          688
    Total Liabilities                     171,083       170,660      171,689
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,124         6,094        6,094
Retained earnings                          13,974        12,618       13,274
Net unrealized gain (loss) on
investment securities                          37          (144)         (40)
Treasury stock at cost (51,513 shares )      (777)         (813)        (813)
    Total Shareholders' Equity             19,558        17,955       18,715
Total Liabilities and
    Shareholders' Equity                  190,641       188,615      190,404






















The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       1998       1997      1998      1997
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans            3,132      2,801     6,233     5,475
Investment securities:
  Taxable                              358        626       811     1,274
  Non-taxable                           97        103       192       208
Federal funds sold and
securities purchased under
agreements to resell                    51         48        74       107
Deposits with banks                      0          0         0         0
  Total Interest Income              3,638      3,578     7,310     7,064
INTEREST EXPENSE:
Deposits                             1,825      1,906     3,692     3,703
Other Short term Funds Borrowed          1          3        15        38
  Total interest expense             1,826      1,909     3,707     3,741
Net interest income                  1,812      1,669     3,603     3,323
Provision for loan losses              120         90       240       180
  Net interest income after
  provision for loan losses          1,692      1,579     3,363     3,143
NON-INTEREST INCOME:
Trust fees                             187        165       376       330
Service charges on
deposit accounts                       137        112       269       224
Insurance and claims processing         45         46        93        96
Securities gains (losses), net           0          0         0         3
Other Income                            65         25       111        87
  Total Non-interest Income            434        348       849       740
NON-INTEREST EXPENSE:
Salaries and employee benefits         851        827     1,655     1,628
Premise and equipment expense          169        250       488       562
Other real estate expense                0          1         0        12
FDIC Deposit expense                     5          6        10        10
Telephone expense                       27         33        60        65
Postage expense                         27         27        60        56
Other expenses                         323        233       526       446
  Total non-interest expense         1,402      1,377     2,799     2,779
Income before income taxes             724        550     1,413     1,104
Provision for income tax               245        144       490       288
  Net Income                           479        406       923       816
NET INCOME PER COMMON SHARE:
  Primary                              .64        .54      1.23      1.09
Weighted average common shares
outstanding                        748,187    748,187   748,187   748,187
DIVIDENDS DECLARED:
  Cash dividends                       .15       0.12      0.30      0.24













The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      1998               1997
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      923                816
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                 5                  0
Depreciation                                      190                214
Net premium amortization (discount
accretion) of investment securities                 8                  0
Provision of loan losses                          240                180
Decrease(increase) in interest receivable          97                (84)
(Increase) decrease in other assets              (262)                81
Increase (decrease) in accrued expenses and
other liabilities                                  54                109
  Net cash flows provided by operating
  activities                                     1,255              1,316
 CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                     16                (26)
Purchase of investment securities available
for sale                                       (6,071)                 0
Proceeds from maturities and paydowns of
investment securities available for sale       16,052              3,853
Net (increase) decrease in loans               (2,526)            (6,845)
Purchase of premises and equipment                (71)              (162)
  Net cash flows used in investing
  activities                                    7,400             (3,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                  (2,362)               435
  Total interest-bearing deposits               5,810             16,920
Federal Funds Purchased                             0             (8,830)
  Other Short-Term Burrowings                  (4,000)            (5,000)
Cash dividends paid                              (224)              (179)
Treasury Stock Sold                                61                  0
  Net cash flows provided by (used in)
  financing activities                           (716)             3,346
Net increase in cash equivalents                7,939              1,482
Cash and cash equivalents at beginning of
period                                          5,374              5,029
Cash and cash equivalents at end of period     13,313              6,511
Total interest paid                             3,707              3,696
  Total taxes paid                                517                305















The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Six Months Ended June 30,
(unaudited)                                         1998               1997
______________________________________________________________________________
Balance, beginning of period                       18,716            17,329
  Net income                                          923               816
  Cash dividends                                     (224)             (179)
  Net unrealized gain (loss) on investment
  securities                                           77               (11)
Sale of Treasury Stock                                 66                 0
Balance, end of period                             19,558            17,955



















































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for six month period ended June 30, 1998 is not necessarily indicative of those expected for the remainder of the year. The holding company had a 2 for 1 stock split for shareholders as of August 1, 1997. The shares were issued on August 11, 1997. All per share information has been restated based on this stock split.



                                   June 30, 1998  June 30, 1997  Dec. 31, 1997
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            18,635         36,417         28,395
States and political subdivisions      8,983          8,791          8,836
Mortgage - backed securities             255            357            312
Other domestic securities                310            500            500
Equity Securities                        590            578            578
Total Investment Securities           28,773         46,643         38,621







                                   June 30, 1998  June 30, 1997  Dec. 31, 1997
______________________________________________________________________________
LOANS:
Commercial and industrial loans          14,848       16,301         17,636
Real estate loans                        78,807       71,315         79,491
Construction loans                        1,121          552          1,322
Agricultural production financing
     and other loans to farmers           1,418        1,185          1,086
Individual loans for household
     and other personal expense          45,947       39,888         40,859
Economic development revenue bonds            0            0              0
Lease Financing Receivable                  382          483            437
Other Loans Excluding Consumer              465            0              0
 Less: Unearned income on loans            (152)        (159)          (227)
Total Loans                             142,836      129,565        140,604











PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $923,000 represents an increase of $107,000 or 13% from the $816,000 reported for the same period last year. The second quarter earnings of $479,000 represents an increase of $73,000 or 18% from the $406,000 reported for the second quarter of 1997. The income increase is a direct result of a increase net interest margin. The bank's non-interest income has increased with income from trustee fees and service charges on accounts. Non-interest Expenses have remained level with the total expenses for 1997.

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

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first six months of 1998, net interest income increased by $280,000 or 8% for the same period in 1997. The second quarter net interest income for 1998 increased by $143,000 or 8% compared to the second quarter of 1997. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments and a slight decline in the average yield on deposits.

OTHER INCOME

Other income of $849,000 for the first two quarters of 1998 is $109,000 or 15% higher than the same period for 1997.The increase is due to increased trust income and increased service charges on deposit accounts. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed. The second quarter increase of other income for 1998 compared to 1997 is $86,000 or 25%.


NON-INTEREST EXPENSES

For the first six months of 1998, other expenses increased by $20,000 or 1% compared to the same period of 1997. The three months ended June 30, 1998 total other expense increase was $25,000 or 2% increase over that same period for 1997. This increase is principally the effect of increased salaries and employee benefits.










ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,518,000 at June 30, 1998 compared to $1,370,000 at June 30, 1997 and $1,402,000 as of December 31, 1997.

At June 30, 1998 the allowance for possible loan losses was 1.06% of total loans, net for unearned interest. This compares to an allowance of 1.05%
at June 30, 1997. Net charge offs for the first six months of 1998 were $124,000 compared to $139,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,518,000 is more than adequate.


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

As of June 30, 1998 the rate-sensitive assets were 74% of rate-sensitive of liabilities in the 1-180 day maturity category and 96% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 1998 was $19,558,000 compared to $17,955,000 for the same period last year. The shareholder's equity has increased by $1,603,000 or 9% from June 30, 1997 to June 30, 1998. This increase is attributed to profits increasing and the market value of investment securities increasing.
























(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 1998 the bank's leverage capital ratio was 10.25% which compared to 9.19% at June 30, 1997.


As of June 30, 1998 the bank's tier II risk-based capital ratio was 14.81% compared to 15.72% at June 30, 1997.


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

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 19, 1998.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Arnold F. Habig, Brian K. Habig, Douglas A. Habig, John B. Habig, Thomas L. Habig, Maurice R. Kuper, Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, H.E. Thyen, and James
            C. Tucker.
         (c) The shareholders unanimously approved the action of the directors and officers since the 1997 annual meeting of shareholders. A total of 264,677 shares were voted in person and 393,146 shares voted by proxy. This totals 657,823 shares voted in approval of the 748,187 shares outstanding.

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




Date:  August 11, 1998