Form 10-Q
period 1998-09-30
SVB&T CORP /NEW
filed 1998-11-16
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 748,187 shares outstanding at November 11, 1998. The Registrant holds 51,813 shares in the form of Treasury Stock.

















                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 1998 and 1997 and December 31, 1997...........      3

         Consolidated Statement of Income
          Three and nine months ended September 30, 1998 and 1997.....      4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 1998 and 1997...............      5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 1998 and 1997...............      6

         Notes to Consolidated Financial Statements...................      7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   8-10



PART II. OTHER INFORMATION............................................     11



SIGNATURES............................................................     12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               1998         1997         1997
ASSETS:
Cash and due from banks                     4,635         3,243        4,474
Federal funds sold                            725             0          900
    Total cash and cash equivalents         5,360         3,243        5,374
Interest bearing deposits in other banks       87            17           94

Investment securities, available for
sale (carried at market value)             33,714        44,082       38,621
Loans
  Loans, net of unearned interest         140,462       136,577      140,604
  Allowance for loan losses                (1,057)       (1,323)      (1,402)
    Net loans                             139,405       135,254      139,202
Buildings and equipment                     4,880         4,880        5,033
Other real estate                              37             0            0
Interest receivable                         1,306         1,228        1,319
Deferred income taxes                           0             0            0
Other assets                                1,127         1,147          761
  Total Assets                            185,916       189,851      190,404
LIABILITIES:
Deposits
  Non-interest bearing demand              11,594        10,111       13,294
  Interest bearing                        148,609       149,824      152,578
  Total Deposits                          160,203       159,935      165,872
Federal Funds Purchased                         0         4,700            0
 Other Short Term Borrowings                3,500         5,000        4,000
    Interest payable                          781           781          824
Deferred income taxes                         238           285          305
Other liabilities                           1,048           703          688
    Total Liabilities                     165,770       171,404      171,689
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,124         6,094        6,094
Retained earnings                          14,327        13,033       13,274
Net unrealized gain (loss) on
investment securities                         272           (67)         (40)
Treasury stock at cost (27,100 shares)       (777)         (813)        (813)
    Total Shareholders' Equity             20,146        18,447       18,715
Total Liabilities and
    Shareholders' Equity                  185,916       189,851      190,404

















The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       1998       1997      1998       1997
_____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans           3,150       2,998    9,383       8,473
Investment securities:
  Taxable                             372         578    1,183       1,852
  Non-taxable                         101         101      293         309
Federal funds sold and
securities purchased under
agreements to resell                   67           5      141         112
Deposits with banks                     3           0        3           1
  Total Interest Income             3,693       3,682   11,003      10,747
INTEREST EXPENSE:
Deposits                            1,835       1,881    5,527       5,584
Other Short term Funds Borrowed        13          48       28          87
  Total interest expense            1,848       1,929    5,555       5,671
Net interest income                 1,845       1,753    5,448       5,076
Provision for loan losses             145         100      385         280
  Net interest income after
  provision for loan losses         1,700       1,653    5,063       4,796
NON-INTEREST INCOME:
Trust fees                            219         217      595         547
Service charges on
deposit accounts                      145         139      414         363
Insurance and claims processing        40          41      133         137
Securities gains (losses), net          0           2        0           5
Other Income                           74          69      185         156
  Total Non-interest Income           478         468    1,327       1,208
NON-INTEREST EXPENSE:
Salaries and employee benefits        838         828    2,493       2,456
Premise and equipment expense         258         298      746         861
Other real estate expense               0           0        0          12
FDIC Deposit expense                    5           5       15          15
  Telephone expense                    27          34       87          99
Postage expense                        24          27       84          83
Other expenses                        312         216      838         662
  Total non-interest expense        1,464       1,408    4,263       4,188
Income before income taxes            714         712    2,127       1,816
Provision for income tax              247         185      737         473
  Net Income                          467         527    1,390       1,343
          NET INCOME PER COMMON SHARE:
  Primary                            $.62        $.70    $1.86       $1.80
Weighted average common shares
outstanding                       748,187     748,187  748,187     748,187
DIVIDENDS DECLARED:
  Cash dividends                     $.15        $.15     $.45        $.39







The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended Sept 30,
(unaudited)                                      1998               1997
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before sale of asset                  1,390              1,343
Gain on Sale Asset                                   0                (19)
 Net Income                                      1,390              1,324
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                  5                  0
Depreciation                                       253                319
Net premium amortization (discount
accretion) of investment securities                 24                  3
Provision of loan losses                           360                280
Decrease(increase) in interest receivable           19                129
(Increase) decrease in other assets               (409)              (255)
Increase (decrease) in accrued expenses and
other liabilities                                  358                157
  Net cash flows provided by operating
  activities                                     2,000              1,957
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                      25                (17)
Purchase of investment securities available
for sale                                       (14,636)            (2,730)
Proceeds from maturities and paydowns of
investment securities available for sale        19,756              9,268
Net (increase) decrease in loans                  (613)           (13,985)
Purchase of premises and equipment                (100)              (208)
Purchase of Sale of Asset                            0                 50
Net cash flows used in investing
  activities                                     4,432             (7,623)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                   (1,699)            (2,444)
  Total interest-bearing deposits               (3,970)            10,784
Federal Funds Purchased                              0             (4,170)
  Other Short-Term Borrowings                     (500)                 0
Cash dividends paid                               (338)              (291)
Treasury Stock Sold                                 61                  0
   Net cash flows provided by (used in)
   financing activities                         (6,446)             3,880
Net decrease in cash equivalents                   (14)            (1,786)
Cash and cash equivalents at beginning of
period                                           5,374              5,029
Cash and cash equivalents at end of period       5,360              3,243
Total interest paid                              5,570              5,640
  Total taxes paid                                 665                615








The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         1998               1997
_______________________________________________________________________________
Balance, beginning of period                       18,716             17,329
  Net income                                        1,390              1,343
  Cash dividends                                     (337)              (291)
  Net unrealized gain (loss) on investment
  securities                                          311                 66
Sale of Stock                                          66                  0
Balance, end of period                             20,146             18,447















































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



                                  Sept. 30, 1998 Sept. 30, 1997  Dec. 31, 1997
________________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                 0              0              0
U.S. Government corporations
& agencies                          23,910         34,353         28,395
States and political subdivisions    8,782          8,320          8,836
Mortgage - backed securities           234            331            312
Other domestic securities              197            500            500
Equity Securities                      591            578            578
Total Investment Securities         33,714         44,082         38,621



                                  Sept. 30, 1998 Sept. 30, 1997  Dec. 31, 1997
________________________________________________________________________________
LOANS:
Commercial and industrial loans     12,829         16,414         17,636
Real estate loans                   78,868         77,569         79,491
Construction loans                   1,037            996          1,322
Agricultural production financing
     and other loans to farmers      1,799          1,310          1,086
Individual loans for household
     and other personal expense     45,120         39,978         40,859
Economic development revenue bonds       0              0              0
Lease Financing Receivable             364            465            437
Other Loans Excluding Consumer         605              0              0
 Less: Unearned income on loans       (160)          (155)          (227)
Total Loans                        140,462        136,577        140,604












PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $1,390,000 represents an increase of $47,000 or 3% from the $1,343,000 reported for the same period last year. The third quarter earnings of $467,000 represents an decrease of $60,000 or 11% from the $527,000 reported for the third quarter of 1997. The income decrease is a direct result of taxes being under accrued in 1997. The bank's non-interest income has increased with income from trustee fees and service charges on accounts. Non-interest expenses have increased by an average rate of 2% over the 1997 total expenses.

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

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first nine months of 1998, net interest income increased by $372,000 or 7% for the same period in 1997. The third quarter net interest income for 1998 increased by $92,000 or 5% compared to the third quarter of 1997. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments and decreasing interest expense on deposits.

OTHER INCOME

Other income of $1,327,000 for the first three quarters of 1998 is $119,000 or 10% higher than the same period for 1997.The increase is due to increased trust income, increased service charges on deposit accounts and fees earned from the alternative investment department. Other non-interest is an important part of the profitability of the bank and all avenues of additional income are reviewed. The third quarter increase of other income is $10,000 in 1998 compared to 1997 or 2%.


NON-INTEREST EXPENSES

For the first nine months of 1998, other expenses increased by $75,000 or 2% compared to the same period of 1997. The three months ended September 30, 1998 total other expense increase was $56,000 or 4% increase over that same period for 1997. This increase is principally the effect of increased salaries and employee benefits.






ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,057,000 at September 30, 1998 compared to $1,323,000 at September 30, 1997 and $1,402,000 as of December 31, 1997.

At September 30, 1998 the allowance for possible loan losses was .75% of total loans, net for unearned interest. This compares to an allowance of .97%
at September 30, 1997. Net charge offs for the first nine months of 1998 were $730,000 compared to $356,000 for the same period last year. Management reviews the loan portfolio and assesses the risk and believes that the allowance of $1,057,000 is adequate. One larger credit of $56,000 was charged off during this quarter. This was a participation loan and fraud by the borrower is involved. This has been turned over to our attorneys and has been submitted to our insurance company.


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

As of September 30, 1998 the rate-sensitive assets were 74% of rate-sensitive liabilities in the 1-180 day maturity category and 95% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of September 30, 1998 was $20,146,000 compared to $18,447,000 for the same period last year. The shareholder's equity has increased by $1,699,000 or 9% from September 30, 1997 to September 30, 1998. This increase is attributed to the unrealized loss on investment securities and profits increasing.


The holding company enacted a 2 for 1 stock split on August 11, 1997. The total shares increased to 800,000 with 748,187 shares outstanding. This stock split's goal is to create a larger market for SVB&T Corporations stock at a reasonable cost.












(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of September 30, 1998 the bank's leverage capital ratio was 10.8% which compared to 9.35% at September 30, 1997.


As of September 30, 1998 the bank's total risk-based capital ratio was 14.14% compared to 15.28% at September 30, 1997.


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




Date: November 13, 1998