Form 10-Q/A
period 1998-09-30
SVB&T CORP /NEW
filed 1999-03-19
CIK 806853

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


YEAR 2000

The bank is working diligently to minimize the impact of any Year 2000 related problems that might occur either within the bank or outside the bank and affect the safe and sound operation of the bank.

A Year 2000 committee and several sub-committees are working to complete all Y2K related activities according to the guidelines and recommendations of FFIEC.
All recommended deadlines have been met to this point.

The bank expects to spend a total of about $250,000 on Y2K related activities. Approximately one-half of that expense will be for hardware and software that can be capitalized and amortized over a period of time. The remainder is primarily labor costs that will be taken as an operating expense. Management does not expect this to have a substantial adverse effect on the bank's income.

The bank is working on both a remediation contingency plan and a business resumption contingency plan. Management expects those to be completed no later than the FFIEC recommended guidelines date.

It is impossible to assess the effect of Y2K related problems on the operation and profitability of the bank. Management plans to be able to offer limited essential banking services to its customers under even the most adverse conditions. The severity and length of any Y2K problems will determine the degree to which the contingency plans must be utilized and how much the operation and profitability of the bank are impacted.


























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