Form 10-K
period 1998-12-31
SVB&T CORP /NEW
filed 1999-03-30
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 1998
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 1999 was approximately $15,320,954.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1999 was 747,884.

Portions of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Part II.












SVB&T Corporation 1998 Annual Report on Form 10-K
Table of Contents




Part I

Item   1.   Business                                                        3
Item   2.   Property                                                        9
Item   3.   Legal Proceedings                                               9
Item   4.   Submission of Matters to a Vote of Security Holders             9


Part II
Item   5.   Market for Registrants Common Equity and Related Stockholder
             Matters                                                        9
Item   6.   Selected Financial Data                                        10
Item   7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11
Item   8.   Financial Statement and Supplementary Data                     22
Item   9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      22

Part III

Item  10.   Directors and Executive Officers of the Registrant             22
Item  11.   Executive Compensation                                         24
Item  12.   Security Ownership of Certain Beneficial Owners and Management 31
Item  13.   Certain Relationships and Related Transactions                 31


Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                      31
Signatures                                                                 32
Index to Exhibits                                                          33






















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

The bank competes in the financial services industry in the counties of Orange, Dubois, Clark and surrounding counties in Indiana. Competition includes other financial institutions, credit unions, brokerage firms, acceptance corporations and other organizations that offer banking related services in our area.

The bank employees 104 full-time equivalents which are provided benefits and with whom it enjoys excellent relations.

The bank serves as the local depository, and trust administrator for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 6% of the certificates of deposit and money market deposits of the Bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 16% of the Bank's total loans. Accordingly, the cash flow of Kimball can have a significant impact on the deposit and loan functions and earnings of the Bank.


At December 31, 1998, the company had total assets of $183 million, total deposits of $159 million, and total equity capital of $20 million.

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

The Bank, which is a bank chartered by the State of Indiana, is supervised, regulated and examined by the Indiana Department of Financial Institutions and by the Federal Deposit Insurance Corporation ("FDIC"). Each regulator has the authority to issue cease-and-desist orders if it determines that activities of the Bank represent an unsafe and unsound banking practice or a violation of law. Both federal and state law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosure, equal credit opportunity, fair credit reporting, community reinvestment activities, trading in securities and other aspects of banking operations. Current federal law also requires banks, among other things, to make deposited funds available within specified time periods.

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

Capital Adequacy Guidelines

Bank holding companies with consolidated assets in excess of $150 million, or bank holding companies with consolidated assets of less than $150 million which are engaged in nonbank activity involving significant leverage or which have a significant amount of outstanding debt held by the general public, are required to comply with the Federal Reserve's risk-based capital guidelines which require a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities such as standby letters of credit) of 8%. At least half of the total required capital, or 4%, must be "Tier 1 capital," consisting principally of common shareholders' equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a Tier 1 (leverage) capital ratio under which the bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of 3% in the case of bank holding companies which have the highest regulatory examination ratings and are not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a ratio of at least 1% above the stated minimum.

The following are the Company's regulatory capital ratios as of December 31, 1998:


                         Tier 1 Capital:     15.35%

                          Total Capital:     16.19%

                          Leverage Ratio:    11.00%

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

The following are the Bank's regulatory capital ratios as of December 31, 1997:


                         Tier 1 Capital:     14.69%

                         Total Capital:      15.54%

                         Leverage Ratio:     10.50%


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

Bank holding companies, such as the Company, are prohibited by the BHC Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or savings association or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the Company is prohibited by the BHC Act from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of such non-banking-related activities.

The BHC Act specifically authorizes a bank holding company, upon receipt of appropriate approvals from the Federal Reserve and the Director of the Office of Thrift Supervision ("OTS"), to acquire control of any savings association or thrift holding company. Similarly, a thrift holding company may acquire control of a bank. A savings association acquired by a bank holding company cannot continue any non-banking activities not authorized for bank holding companies.

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

"Undercapitalized" banks are subject to growth limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution as described above. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. "Significantly undercapitalized" banks are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

Safety and Soundness Standards

The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency have published final guidelines implementing the FDICIA requirement that the federal banking agencies establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits, and specifically prohibit, as an unsafe and unsound practice, excessive compensation that could lead to a material loss to an institution. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.
Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

Year 2000 Safety and Soundness

The FDIC, the Office of Thrift Supervision, the Federal Reserve Board and the Office of the Comptroller of the Currency issued the "Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness" in 1998, which are consistent with the key principles contained in the safety and soundness guidance on the risks posed to financial institutions by the Year 2000 problem issued by the Federal Institutions Examination Council. The guidance underscores that Year 2000 preparation is not only an information systems issue, but also an enterprise-wide challenge that must be addressed at the
highest level of a financial institution.   The guidance sets out the
responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties and major loan customers. Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior managers and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires. The guidance does not require financial institutions to obtain Year 2000 certification from their vendors. Rather, an institution must implement its own internal testing or verification processes for vendor products and services to ensure that its different computer systems function properly together.

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

Item 2. Property

The Bank properties consist of the home office, located at 505 South Maple Street in French Lick, Indiana, and branch offices located at Broadway Avenue in West Baden Springs; 1500 Main Street in Jasper, Indiana; 865 3rd Avenue in Jasper, Indiana; and 614 E Water Street in Borden, Indiana, as well as ten automated teller machines, five in Jasper, one in West Baden, one in French Lick, one in Borden, one in Salem and one in Santa Claus. All cities are located in Indiana. The Company has no separate offices.

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

    Year     Quarter  High/Per Share   Low/Per Share
    1997        1         N/A              N/A
                2         $35              $35
                3         $33              $33
                4         $31              $31

    1996        1         N/A              N/A
                2         $55              $55
                3         N/A              N/A
                4         N/A              N/A

The company has 309 shareholders on record as of March 2, 1998.







The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        1998              $.15     $.15     $.15     $.15
        1997              $.12     $.12     $.15     $.15

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 1998 approximately $3,697,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.

PART II

Item 6.  Selected Financial Data
                                 (dollars in thousands except per share data)
Summary of Operations            1998     1997      1996      1995     1994

Interest and Fees on Loans  $  12,480  $ 11,599 $ 10,317  $  9,734  $   8,757
Interest on Investments         2,055     2,929    3,767     3,826      3,478
  Total Interest Income        14,535    14,528   14,084    13,560     12,235
Interest on Deposits            7,161     7,475    7,468     7,625      5,894
Interest on Short-term
 Borrowing                         43       157       63         0          0
Interest on Long-term Debt         12         0        0         0         18
  Total Interest Expense        7,216     7,632    7,531     7,625      5,912
Net Interest Income             7,319     6,896    6,553     5,935      6,323
Provision for Loan Losses         580       400      290       314        410
Net Interest Income after
 Provision for Loan Loss        6,739     6,496    6,263     5,621      5,913
 Service Charges on Deposit
 Accounts                         615       505      365       311        336
Other Income                    1,260     1,254    1,241     1,199      1,260
 Total Other Income             1,875     1,759    1,606     1,510      1,596
Salaries and Benefits           3,381     3,295    3,236     2,966      3,122
Other Expenses                  2,361     2,343    2,322     2,502      2,544
  Total Other Expenses          5,742     5,638    5,558     5,468      5,666
Income Before Income            2,872     2,617    2,311     1,663      1,843
Income Tax Expense              1,043       922      650       450        469
Net Income                      1,829     1,695    1,661     1,213      1,374

Year-end Balances
Total Assets                  182,741   190,404  184,362   189,877    183,201
Total Loans, Net              142,563   139,202  121,530   111,150    105,244
Total Long-term Debt            1,000         0        0         0          0
Total Deposits                159,331   165,871  151,595   171,765    168,113

Total Shareholders' Equity     20,333    18,715   17,330    16,372     14,034
Per Share Data
Net Income                       2.45      2.27     2.23      1.63       1.85
Cash Dividends                    .60       .54      .48       .46        .44

Shareholders' Equity,
 End of Year                    27.18     25.09    23.24     21.95      18.82

Other Data at Year-end
Number of Employees               104       107      115       109        118
Weighted Average Number
 of Shares                    748,006   745,800  745,800   745,800    745,800

Return on Assets                  .98       .90      .87       .64        .75
 Return on Shareholders' Equity  9.66     10.43     9.86      7.41       9.79


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)

                            1998                1997                 1996
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks                 0      0 0.00%      0      0 0.00%      0      0  0.00%
Federal funds sold  3,285    181 5.51%  2,378    131 5.51%  5,354    291  5.44%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed  22,772  1,371 6.02% 35,649  2,264 6.35% 44,333  2,831  6.39%
 States and political
  subdivisions      8,422    634 7.53%  9,018    670 7.43% 11,120    853  7.67%
 Other securities   1,076     74 6.88%  1,075     76 7.07%    750     55  0.00%
TOTAL INVESTMENT
 SECURITIES        32,270  2,079 6.44% 45,742  3,010 6.58% 56,203  3,739  6.65%
 Loans: (1) (2)
 Commercial        33,295  3,068 9.21% 27,520  2,522 9.16% 17,355  1,562  9.00%
 Installment, net of
  unearned income  46,602  4,292 9.21% 44,796  4,232 9.45% 43,917  4,001  9.11%
 Real Estate       60,094  5,000 8.32% 56,753  4,732 8.34% 55,760  4,637  8.32%
 Credit Card
  and Other           837    11613.86%    908    11312.44%    897    118 13.15%
TOTAL LOANS       140,828 12,476 8.86%129,977 11,599 8.92%117,929 10,318  8.75%
 TOTAL EARNING
  ASSETS          176,383 14,736 8.35%178,097 14,740 8.28%179,486 14,348  7.99%
 Less: Allowance
  for Losses       (1,254)             (1,356)             (1,337)
Non-Earning Assets:
 Cash and due
  from banks        4,949               4,908               4,558
  Other Assets      7,183               7,177               7,735
TOTAL ASSETS      187,261             188,826             190,442


LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         43,159 1,192  2.76% 45,203  1,412  3.12% 30,965   718  2.32%
 Money market
  accounts         30,482 1,468  4.82% 26,681  1,289  4.83% 28,465 1,326  4.66%
Certificates of
  deposit $100,000
  and over         22,120 1,222  5.52% 31,920  1,815  5.69% 33,107 1,850  5.59%
Other time deposits57,502 3,279  5.70% 51,665  2,959  5.73% 63,907 3,574  5.59%
TOTAL INTEREST-
 BEARING DEPOSITS 153,263 7,161  4.67%155,469  7,475  4.81%156,444 7,468  4.77%
Borrowing           1,017    55  5.41%  2,715    157  5.78%  1,143    63  5.51%
TOTAL INTEREST-BEARING
  LIABILITIES     154,280 7,216  4.68%158,184  7,632  4.82%157,587 7,531  4.78%
 Non-interest bearing
 liabilities:
 Demand deposits   12,099              12,534               14,351
 Other liabilities  1,946               1,855                1,653
 Shareholder's
  equity           18,936              16,253               16,851
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           187,261             188,826              190,442
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          14,736  8.35%        14,740  8.28%       14,348  7.99%
Interest expense/
 earning assets           7,216  4.09%         7,632  4.29%        7,531  4.20%
 New yield on interest
   earning assets         7,520  4.26%         7,108  3.99%        6,817  3.79%

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

Results of Operation

Net Income

Net income for 1998 was $1,829,182.

The table below is a comparison of the net income for the years 1996 thru 1998. This table also displays the percentage and dollar amount changes which occurred during the last three years.

                               Increase/         %Increase/
                               Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  1998          $1,829,182      $133,646           7.88%
  1997           1,695,536        34,575           2.08%
  1996           1,660,961       448,266          36.96%

SVB&T Corporation's net income has increased during the past three years. The main contributing factor to this increase is an increase of the net interest income in each year.

Total net income before tax for 1998 increased $254,846 over 1997. Total taxes increased $121,200 from 1997 to 1998 thus net income after taxes increased 7.88% from 1997 to 1998.

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

In 1998, tax equivalent net interest income of $7,520,000 increased by $412,000 or 5.80% from 1997 levels. In 1997, tax equivalent net interest income of $7,108,000 increased by $291,000 or 4.27% from 1996 levels. Since 1996 rates have decreased or remained stable through 1998 and have increased net interest income over that period.


CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                          1998      1997      1996       1998      1997
Interest income on:
  Loans                 12,476    11,599     10,318       7.56%    12.42%
  Investment securities  2,079     3,010      3,739     -30.93%   -19.50%
  Federal funds sold       181       131        291      38.17%   -54.98%
  Total interest income 14,736    14,740     14,348      -0.03%     2.73%

Interest expense on:
  Savings and daily
   interest checking     1,192     1,412       718      -15.58%    96.66%
  Money market deposits  1,468     1,289     1,326       13.89%    -2.79%
  Certificates of
   deposit of $100,000
   & over                1,222     1,815     1,850      -32.67%    -1.89%
  Other time deposits    3,279     2,959     3,574       10.81%   -17.21%
  All other borrowing       55       157        63      -64.97%   149.21%
 Total interest expense  7,216     7,632     7,531       -5.45%     1.34%
Net interest income      7,520     7,108     6,817        5.80%     4.27%
Net interest margin      4.26%     3.99%     3.79%




RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      1998 vs 1997            1997 vs 1996
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume   Rate
Interest income on:
  Loans                           877    965     (88)     1,281   1,065    216
 Investment securities           (931)  (877)    (54)      (729)   (692)   (37)
  Federal funds sold               50     50       0       (160)   (163)     3
     Total interest income         (4)   138    (142)       392     210    182
Interest expense on:
  Savings and daily interest
   checking                      (220)   (60)   (160)       694     387    307
 Money market deposits            179    183      (4)       (37)    (85)    48
   Certificates of deposit of
    $100,000 and over            (593)  (549)    (44)       (35)    (67)    32
  Other time deposits             320    334     (14)      (615)   (693)    78
All other borrowing              (102)   (95)     (7)        94      89      5
    Total interest expense       (416)  (187)   (229)       101    (369)   470
 Net interest income              412    325      87        291     579   (288)

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.


Provision for Loan Losses

The provision for loan losses was $580,000 in 1998; $400,000 in 1997; and $290,000 in 1996. As of December 31, 1998, the provision was .77% of loans outstanding. The allowance for loan losses decreased $296,423 to $1,106,077 on December 31, 1998. One extra-ordinary charge-off was the primary cause of the decrease. Management analysis indicates the current allowance is adequate to fund anticipated future needs.

Other Income

Total other income for 1998 was $1,875,093 compared to $1,758,809 for 1997. This is a 6.61% increase.

During 1998 the Bank implemented an Alternative Investment Department through which annuities, mutual funds, and other investment products are offered. This accounted for the majority of the increase in other income for 1998.

The primary source for Other Income is trust income. Other sources of non-interest income consist of service charges on deposit accounts, insurance income, service fees, ATM foreign service fees, rental income, and other miscellaneous charges.

Other Expenses

Total other expenses for 1998 were $5,899,814. This is up $87,274 or 1.50% from 1997.

Salaries and employee benefits are the largest components of other expenses. Salaries and Employee benefits totaled $3,368,338 for 1998. This was 57.09% of total other expenses. This compares with 58.44% for 1997, and 54.21% for 1996. Increases in the salaries and employee benefit expenses represent normal pay increases of the bank's employees.

Hospitalization Expense increased $65,249 during 1998. This is a 36.13% increase for the year. This compares to a 25.79% decrease for 1997, and 43.20% increase in 1996. The Bank is self-insured in regard to hospitalization insurance. Expense level depends on claims filed.

Software amortization expense and computer expense increased during 1998 by $56,545. This is due largely to a system upgrade and the Y2K testing the Bank has been conducting.

Loan expense is down 9.77% for 1998. This is down compared to 1997 due to several foreclosures that occurred during 1997.

The Bank continues its efforts to maintain control over its operation costs and is continually looking to implement cost saving programs.

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

Income tax expense for 1998 was $1,042,800 compared to $921,600 in 1997 and $650,000 in 1996. The effective tax rate was 36.31% in 1998, 35.21% in 1997, and 28.10% in 1996. The effective rate increased in 1998 compared to 1997 due to increase income, and in 1997 compared to 1996 because of reduced tax exempt interest income in each year. Tax exempt income decreased 20% from 1996 to 1997. This was a planned decrease designed to get the company out of an alternative minimum tax position. In 1997 and 1996, the company paid no alternative minimum tax and utilized an alternative minimum tax credit carryover from 1995 of $126,000 in 1996. No carryover remained at December 31, 1996.

Financial Condition

As of December 31, 1998 total assets decreased to $182,741,046, a 4.02% decrease from December 31, 1997 total of $190,404,381. Average total assets in 1998 of $187,261,000 were $1,565,000 less than the 1997 average of
$188,826,000.

Total deposits decreased to $159,331,492 at December 31, 1998 from $165,871,403 at December 31, 1997 a decrease of $6,539,911 or 3.94%. This reduction in deposits was a controlled reduction by management. Management decreased the
amount of non-core deposits which are more costly to maintain.   Management
projects a long-term deposit growth of approximately 3%. The actual growth rate may vary due to overall economic conditions in the markets served.

Net loans at year-end 1998 were $142,562,922 up $3,361,102 or 24.00% above the 1997 year-end total of $139,201,820. Average loans outstanding of $139,574,000 in 1998 increased by $10,953,000 or 8.5% over the 1997 average loans outstanding of $128,621,000. Loan growth was funded primarily by a reduction in investment securities.

Total investment securities available for sale at year-end 1998 were $25,474,919, and at year-end 1997 were $38,042,422. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 1998, money market investments were 2,860,000 an increase of $1,960,000 over December 31, 1997 balance of $900,000.

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

During 1998, average investment securities decreased by $13,472,000 or 29.45% as compared to the $45,742,000 for 1997. This reduction funded loans and the decrease is non-core deposits.

The following table presents an analysis of the investment securities portfolio for 1998, 1997 and 1996.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      1998      1997      1996
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        15,208    28,516    39,693
 Mortgage-backed pass-through securities        203       297       349
Collateralized mortgage obligations:
      Agency                                      0         0         0
   Corporate                                      0         0         0
State and Political subdivisions              8,803     8,796     9,624
Other Securities                              1,537     1,078     1,067
   Net unrealized gain (loss)                   315       (67)     (221)
      Total Carrying Value                   26,066    38,620    50,512

Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1998

                  1yr or less   1-5 yrs     5-10 yrs    Over 10 yrs  Total
                  Amt  Yield    Amt  Yield  Amt  Yield  Amt   Yield  Amt  Yield
U.S. Treasury         0    0       0     0     0     0     0     0      0     0
Federal Agencies:
 Bonds and Notes      0    0   8,036  5.72 7,172  6.31     0     0 15,208  6.00
 Mtg-backed Sec.      0    0       0     0    47 11.00   156 10.75    203 10.81
State and
  Municipal       1,074 5.20   3,007  5.03 2,013  5.09 2,709  5.15  8,803  5.10
Other Securities      0    0     859  5.35     0     0    87  5.98    946  5.41
TOTAL             1,074 5.20  12,217  5.60 9,232  6.07 2,952  5.47 25,475  5.70

Percent of Total     4%          48%         36%         12%         100%

Loans

Loans outstanding at December 31, 1998 were $143,668,999. This is an increase of $3,064,679 or 2.2% over December 31, 1997.

Real estate loans continue to be the largest component of the loan portfolio at $80,802,703. This is an increase of $1,311,967 over 1.7% over December 31, 1997.

Individual loans for household and other personal expenditures is the second largest loan category for the bank. This category increased $5,611,198 to $46,469,853 for a 13.7% increase over December 31, 1997. Traditional sources of these loans such as vehicle loans have been increasingly difficult to book while maintaining an acceptable underwriting and pricing structure.

The bank uses loan participations from other banks and brokers to supplement volume when local demand cannot provide a sufficient volume of quality loans. On December 31, 1998, and the bank had a total of loans purchased of $22,986,619. That is down $1,916,349 or 7.7% from a year ago. The bank carefully monitors individual loan participations as well as concentrations in a particular industry segment or geographic area.

Commercial and industrial loans decreased 4,144,479 or 22.1% from December 31, 1997 to December 31, 1998. This is as a result of participations decreasing and local loan payoffs. The bank continues to aggressively solicit profitable new business that offers acceptable risk.

Construction lines of credit and agricultural loans continue to a minor part of portfolio. The bank does not anticipate any significant growth in either of these market segments.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.

Loan Portfolio
                  1998        1997          1996         1995         1994
                   Percent      Percent       Percent      Percent      Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total
Commercial,
 financial &
 agricultural 14,577 10.20 18,722 13.3 16,228 13.2 12,744  11.3    5,526   5.2
Real estate -
 construction  1,687  1.20  1,322  0.9     64  0.1    131   0.1      299   0.3
Real estate -
 mortgage     80,803 56.70 79,491 56.4 67,859 55.1 64,585  57.2   67,844  57.2
Consumer
 installment  46,470 32.60 40,859 29.0 38,452 31.2 35,341  31.3   32,279  30.2
Banker
 Acceptances       0     0      0    0      0    0      0     0        0     0
 Economic dev.
 rev. bonds        0     0      0    0     24    0     41   0.1       56    .1
Repurchase
 Agreement         0     0      0    0      0    0      0     0      775   0.7
Lease Financing  336   .24    437  .31    538   .4      0     0        0     0
TOTAL        143,873   100 140,831 100 123,165 100 112,842  100  106,779   100
 Less:
Unearned income  204          227         305         343            213
Allowance for
 loan losses   1,106        1,402       1,329       1,349          1,322
Total loans  142,563      139,202     121,531     111,150        105,244

Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1998             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                      Maturing Over One Year

                              Over One    Over       Predetermined  Floating or
                    One Year  Yr through  Five            Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural        3,220      4,481    6,876   14,577      5,672       8,905
Real Estate
 Construction        1,642          0       45    1,687      1,578         109

TOTALS               4,862      4,481    6,921   16,264      7,250       9,014


Capital Resources

Stockholders' equity at December 31, 1998 increased to $20,333,494 from December 31, 1997 equity of $18,715,461. The increase of $1,618,033 was a result of earnings $1,829,182 less dividends of $448,629 plus unrealized gains on securities available for sale of $230,366. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.

Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 1998, the average deposits of $165,362,000 funded 94% of the average earning assets. Average total deposits for 1998 decreased by $1,624,000, or 1% as compared to 1997 average deposit totals, which decreased by $2,792,000 from 1996 or 2%.

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

Maturities of Time Deposits                   December 31, 1998
        (dollars in thousands)       Certificates    Other Time
                                     of Deposit      Deposits Over
                                    Over $100,000     $100,000       TOTAL
Three months or less                   11,830              628       12,458
Over three months through one year      3,254                0        3,254
Over one year through three years       6,283                0        6,283
Over three years                          125                0          125
  TOTAL                                21,492              628       22,120



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

The loan loss reserve is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:


Allowance for Loan Losses
 (dollars in thousands)
                                       1998   1997   1996   1995   1994
Balance as of January 1               1,403  1,330  1,349  1,322  1,304
Provision for Loan Losses               580    400    290    314    410
Recoveries of Prior Loan Losses         182    106     77     76     80
Loan Losses charged to the Allowance (1,059)  (433)  (386)  (363)  (472)
Balance as of December 31             1,106  1,403  1,330  1,349  1,322


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

Non-performing Assets  (dollars in thousands)
                                     1998      1997     1996     1995     1994
Total Loans on non-accrual
 (non-performing loans)               857     1,832    1,338    1,040      465
 Other Real Estate                     53         0       53      296      462
Total non-performing assets           910     1,832    1,391    1,336      927
Total non-performing loans as a
 percentage of loans                 .60%     1.30%    1.09%     .94%     .44%
Total non-performing assets as
 a percentage of loans and ORE       .63%     1.30%    1.13%    1.20%     .88%


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

Liquidity requirements are monitored on a daily basis. Main sources of short-term liquidity are cash due from banks and federal funds sold. Longer term liquidity planning includes funds available from normal maturities of certificates of deposit with other bank maturities of investment securities, loan principal payments income from operations, new deposits and alternative funding sources. These sources of funds are sufficient to meet the company's liquidity needs.

In the management of interest rate sensitivity, a cumulative sensitivity ratio of less than 100% is normal in the one year or less repricing time period. However, Total repricing earning assets is 101% of the repricing liabilities. The Bank has more interest-earning assets repricing during this time period than it has interest-bearing liabilities repricing.

The Company realizes the potential for income reduction should interest rates increase. At that time, restructuring of the investment portfolio would occur to increase the sensitivity ratio to a manageable position.

The chart on this and the following page shows the Bank's interest rate sensitivity position as of December 31, 1998.

INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years    Total
Interest Earning Assets
Federal funds sold           2,860        0         0        0        0   2,860
Interest bearing deposits
  in banks                       0        0         0        0        0       0
Investment securities          387       75       612   11,982   12,419  25,475
Loans                       51,254   18,712    35,921   31,002    6,780 143,669
Total Interest Earning
  Assets                    54,501   18,787    36,533   42,984   19,199 172,004


Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 45,823    8,067     6,195    3,536        0  63,621
Time deposits under
  $100,000                  14,060   18,717    12,776   13,996      457  60,006
Time deposits over $100,000 11,175      500     2,233    7,586      626  22,120
Borrowed funds                   0        0         0        0    1,000   1,000
Total Interest Bearing
  Liabilities               71,058   27,284    21,204   25,118    2,083 146,747

Interest Sensitivity Gap
  Current                  (16,557)  (8,497)   15,329   17,866   17,116
Interest Sensitivity Gap
  Cumulative               (16,577) (25,054)   (9,725)   8,141   25,257
Sensitivity Ratio
  Cumulative                   77%      75%       97%     116%     117%

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

Quarterly Results of Operations   March 31     June 30      Sept 30      Dec 31

1998
Interest income                     3,672       7,310       11,003       14,535
Interest expense                    1,881       3,707        5,555        7,216
Net interest income                 1,791       3,603        5,448        7,319
Provision for loan losses             120         240          385          580
Net securities gains                    0           0            0            2
Non-interest income                   415         849        1,327        1,873
Non-interest expense                1,397       2,799        4,263        5,742
Income before income taxes            689       1,413        2,127        2,872
Income taxes                          245         490          737        1,043
 Net income                           444         923        1,390        1,829
Net income per share:
 Primary net income per share         .59        1.23         1.86         2.45


1997
Interest income                     3,487       7,065       10,747       14,528
Interest expense                    1,833       3,742        5,671        7,632
Net interest income                 1,654       3,323        5,076        6,869
Provision for loan losses              90         180          280          400
Net securities gains                    3           3            5            5
Non-interest income                   389         737        1,202        1,753
Non-interest expense                1,403       2,779        4,187        5,637
Income before income taxes            553       1,104        1,816        2,617
Income taxes                          144         288          473          921
 Net income                           409         816        1,343        1,696
Net income per share:
 Primary net income per share         .55        1.09         1.80         2.27

Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.

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
                                             Shares Beneficially Owned   Foot
Name, Present Principal         Director    (Percentage of Outstanding   Note
Occupation and Age              Since        Common Shares)

Arnold F. Habig                 1958         86,315                       1
Chairman of the Board, SVB&T                (11.57%)
and Assistant to the Chief
Executive Officer, Kimball
International, Inc.
90

Brian K. Habig                  1987          6,348                       2
Executive Vice President,                     (.85%)
Sales and Marketing, Kimball
Office Group Kimball
International, Inc.
41

Douglas A. Habig                1973         23,662                       3
Chairman of the Board & C.E.O.               (3.17%)
Kimball International, Inc.
51


John B. Habig                   1963         24,426                       4
Senior Executive Vice                        (3.27%)
President and Operations
Officer, Electronics
Kimball International, Inc.
64

Thomas L. Habig                 1959          20,121                      5
Vice Chairman of the Board                    (2.70%)
Kimball International
Secretary, Springs Valley
Bank & Trust Company
69

Maurice R. Kuper                1977          3,906                       6
Retired                                       (.52%)
Kimball International, Inc.
73

Hilbert Lindsey                 1988          3,506
President                                     (.47%)
Lindsey Lumber Company
63

Ronald G. Seals                 1989            320                       7
President & C.E.O.                            (.04%)
Springs Valley Bank &
Trust Company
60

R. J. Sermersheim               1976         20,306                       8
Vice President, Environment,                 (2.72%)
Health & Safety
Kimball International, Inc.
58

H. E. Thyen                     1959           9,251                      9
Assistant to the President,                   (1.24%)
Kimball International, Inc.
85

James C. Tucker                 1989          14,702                     10
Attorney at Law                               (1.97%)
Tucker & Tucker
Law Offices
51

Reita Nicholson                                  172                      11
Assistant Secretary, SVB&T Corporation        (0.02%)
51

David Rees                                     NONE
Chief Financial Officer, SVB&T Corporation
39

All Directors and Officers as a group        213,035
                                             (28.55%)

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

10 The above shares include 14,176 shares held by James M. Tucker Trust of which Mr. Tucker is Trustee.


Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) meetings, and the Board of Directors of the Bank held seven (7) meetings, during 1998. In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit Committee, Trust Committee, Executive Compensation Committee, Loan Committee and a nomination committee.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. H. E. Thyen, R. J. Sermersheim (Chairman of the Committee), Brian K. Habig and J. C. Tucker. The Audit Committee met six (6) times in 1998.

The Executive Compensation Committee is to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. R. J. Sermersheim, Randell Catt and J. C. Tucker (Chairman of the Committee).

Item 11. Executive Compensation

Compensation of Officers

Compensation Committee Report. Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank's executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board. Each member of the Compensation Committee is a non-employee director except Mr Catt who is Human Resource director for Kimball International. Pursuant to rules designed to enhance disclosure of corporation policies toward executive compensation, set forth below is a report submitted by Messrs. J. C. Tucker (Chairman), R. J. Sermersheim and Randell Catt in their capacity as the Board's Executive Compensation Committee addressing the Bank's compensation policies for 1998 as they affected all executive officers of the Bank and Mr. Seals who, for 1998, was the Bank's most highly paid executive whose total annual salary and bonus exceeded $100,000.

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

Annual Bonus Amounts. The Bank's Incentive Bonus Plan ("Bonus Plan") for executive officers (those with titles of Senior Vice President and higher) for 1998 was based on the Bank's return on average assets (ROA) and the executives officers base salary. The "Bonus Plan" payment to executive officers was thirty percent of their base pay for 1998. Other officers receive bonuses based on net income of the Bank. Under the "Bonus Plan," a bonus pool of seven percent of the Bank's net income is established and paid bi-annually to these officers.

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

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Seals in 1998. In addition, the table shows the number of shares covered by both exercisable and non-exercisable stock options by Mr. Seals as of December 31, 1998. Also reported are the values for the "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end assumed price of the Common Stock. For purposes of the following table, the year-end price of the stock was assumed to be
$38.00.   Because there is not an established trading market for the Common
Stock, the assumed price of $38.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment. In addition, there are shown the hypothetical gains or option spreads that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.



                              Individual Grants

Name                  Number of Shares      Percent      Exercise      Market
                         Underlying         of Total      or Base       Price
                         Options            Options       Price        on Date
                         Granted            Granted      ($/Sh)        of Grant
                          (#)              in Fiscal                  ($/Sh)
                                             Year
                                             (%)


Ronald G. Seals           1,400               44%        $27.50         $27.50


                            Potential Realizable
                            Value at Assumed Annual
                           Rates of Stock Appreciation
                                For Option Term

Name                 Expiration           0%          5%           10%
                        Date             ($)         ($)           ($)


Ronald G. Seals       12-31-06           $0.00    $33,488.00   $84,798.00

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Seals as of December 31, 1998. Also reported are the values for in-the-money options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Corporation's Common Stock at December 31, 1998. For purposes of the following table, the year-end price of the stock was assumed to be $38.00. Because there is not an established trading market for the Common Stock, the assumed price of $38.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.


Name                Number of Shares                Value of Unexercised
                    Underlying Unexercised          In-the-Money Options
                    Options at Fiscal Year End      at Fiscal Year End
                    (#)                             ($)
                    Exercisable    Unexercisable    Exercisable   Unexercisable

Ronald G. Seals        280            1,120            $2,940          $11,760


Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees deferred by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. One thousand, five hundred eighty-five (1,585) shares were issued in the following amounts to the following Directors for deferred fees in 1997.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted the option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value on the last day of the calendar year preceding grant. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation has grant options for 792 shares for 1998 in the following amounts to the following Directors:




    DIRECTOR                       1998 Deferred              1998
                                       Fees                  Options
                                    Shares Issued            Granted

Arnold F. Habig                         75                     37
Brian K. Habig                           0                      0
Douglas A. Habig                       193                     96
John B. Habig                          193                     96
Thomas L. Habig                         92                     46
Maurice R. Kuper                       193                     96
Ronald G. Seals                        100                     50
R. J. Sermersheim                      202                    101
H. E. Thyen                            151                     75
J. C. Tucker                           193                     96
Hilbert Lindsey                        193                     96

Totals:                              1,585                    789

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

Mr. Seal's 1998 Compensation. Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the C.E.O. Mr. Seal's salary and bonus in 1998 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Executive Compensation Committee believes that Mr. Seals has managed the Bank well.

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

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 1998, 1997 and 1996 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1998.


Name and               Year                   Annual     Compensation
Principal Position                            Salary (1) Bonus (2)
Ronald G. Seals        1998                 $121,000     $42,250
President, C.E.O.      1997                 $119,000     $29,750
and Director           1996                 $115,500     $23,100

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following information is given as of March 4, 1999, for each person known to the Corporation to be the beneficial owner of more than 5% of the common stock of the Corporation.

                                       Amount and Nature        Percent
Name and Address                    of Beneficial Ownership of  Class

Arnold F. Habig                             86,390              11.55%*
1500 Main Street
Jasper, IN  47546

Springs Valley Bank & Trust Company
Trustee for Kimball International, Inc.    144,920              19.38%**
Retirement Trust
P.O. Box 830 Jasper, IN  47547-0830

* Total shares owned by Mr. Habig consist of 66,206 shares owned by his Revocable Trust accounts, 14,056 shares owned by the Arnold F. Habig Foundation and 6,128 shares held by his wife, Barbara T. Habig.

**Baden-Baden is nominee holder of beneficial shares owned by Springs Valley
  Bank & Trust Company as Trustee for Kimball International, Inc. Retirement Trust.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

During 1998, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank; additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
 (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended December
                    31, 1998 (incorporated in part into this form 10-K by reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
 (d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.
       Exhibit 27 - Financial data schedule


Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SVB&T Corporation


                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/19/99

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:                                 By:
Arnold F. Habig                     David Rees
Chairman of the Board      3/19/99  Principal Financial and Accounting 3/19/99
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/19/99  Ronald G. Seals,
                                    Principal Executive Officer and    3/19/99
                                     Director



By:                                 By:
John B. Habig, Director    3/19/99  Brian K. Habig, Director           3/19/99




By:                                 By:
Maurice Kuper, Director    3/19/99  Thomas L. Habig, Director          3/19/99




By:                                 By:
Hilbert Lindsey, Director  3/19/99  James C. Tucker, Director          3/19/99




By:                                 By:
Ronald J. Sermersheim, Director     H. E. Thyen, Director              3/19/99
                           3/19/99



Index to Exhibits

Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 1998
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule

Exhibit 13

During the past year SVB&T Corporation was able to achieve all of managements established goals and attain record earnings.

Financial Highlights of the year:
    Net income rose 7.9% to $1,829,182.
    Net income per share was $2.45, up from $2.27.
    Cash dividends were increased 11% to $448,629.
    Shareholders equity increased 8.6% to $20.3 million.
    Book value per share rose $27.18, up from $25.09.
    Deposits decreased by $6.5 million to total $159.3 million*.
    Loans increased by $3.3 million to total $142.5 million.

    *The decrease in deposits was a planned reduction of high cost liabilities.

Financial Highlights details are contained in the following reports.

Operational Highlights of the year:
    Automatic Teller Machines (ATMs) were placed in three Kimball plants. Alternative Investment Department was established.
    Year 2000 (Y2K) operations now meet all Federal requirements.
    Electronic Banking - Web page was established at www.svbt.com.
    Stock repurchase program was adopted.

Automatic Teller Machines

In 1998 Springs Valley Bank installed Automatic Teller Machines in three Kimball plants; Heritage Hills, Salem and Jasper Electronics. These new ATMs provide expanded banking service to existing customers, and provides us access to new prospects that may use a variety of our services.

Alternative Investments

In 1998 we established our Alternative Investment Department. This department sells annuities, mutual funds, stocks, bonds, life insurance and counsels clients regarding their personal finances. We serviced over 50 clients this year and sold over $2.3 million in investment products.

Y2K

As suggested by regulators, the year 2000 problems and solutions have been reported to depositors of the Bank. We expect to spend about $250,000 on Y2K related activities. Approximately one-half of the expense will be for computer hardware and software, and the remainder will be labor costs.

Springs Valley Bank has been able to meet and comply with all Federal regulations and guidelines established for efficient data processing transition to the year 2000.

Electronic Banking

The Bank's 5-year strategic plan includes the application of new technology to a variety of electronic delivery systems for our products and services. This is necessary to stay abreast of competition and provide what our customers want. Within five years, 79% of all community banks will offer home banking via PC. With the introduction of our informational and e-mail Web site in 1997, we took the first step in that direction, gaining valuable experience in the design, maintenance and operation of the site. SVB&T will be ready for the explosive growth projected for home banking when we offer it to our customers. Integration of new and existing systems also will increase efficiency, reduce transaction costs, expand our marketing/service area and enable us to provide even more off-premise banking services for our customers. With electronic delivery systems, location and number of branches also become less important. SVB&T can be accessed on line at www.svbt.com.

Stock Repurchase

Stock ownership in small community banks does not generally provide easily accessed liquidity for investors. The absence of an active market for shares often means that shareholders wishing to sell anything more than a very modest number of shares will have to wait substantially longer to sell than shareholders of more widely traded companies. Stock repurchase is a means of improving the liquidity of SVB&T Corporation shares. Not only will the repurchase of shares benefit those choosing to sell, but the action of the repurchase itself and its somewhat higher price may encourage other potential investors, both existing shareholders and new investors, to take a more active interest in the stock.

The Directors join us in recognizing Maurice Kuper upon his retirement. We are very grateful for his 21 years of dedicated service to the Bank. Mr. Kuper's wise and professional counsel will be missed.

The Staff, Management, and Directors are pleased to report the very positive results of our 1998 operations. We appreciate your continued support.

Sincerely,


ARNOLD F. HABIG                                        RONALD G. SEALS
CHAIRMAN OF THE BOARD                                  PRESIDENT & CEO



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                          December 31
                                                   1998                 1997
ASSETS
 Cash and cash equivalents
  Cash and due from banks                      $ 4,195,084         $ 4,567,927
  Interest-bearing deposits with banks              79,396                   0
  Federal funds sold                             2,860,000             900,000
     Total cash and cash equivalents             7,134,480           5,467,927
 Investment securities, available for sale,
  at market value                               25,474,919          38,042,422
 Investment securities, held to maturity,
  at cost                                          590,700             578,300
 Loans
  Loans, net of unearned interest              143,668,999         140,604,320
  Allowance for loan losses                     (1,106,077)         (1,402,500)

   Net loans                                   142,562,922         139,201,820

 Buildings and equipment                         4,820,650           5,033,224
 Interest receivable                             1,195,693           1,319,476
 Other assets                                      961,682             761,212

   Total assets                               $182,741,046        $190,404,381
LIABILITIES
 Deposits
  Non-interest bearing                        $ 12,747,399       $  13,292,875
  Interest bearing                             146,584,093         152,578,528
   Total deposits                              159,331,492         165,871,403

 Short-term borrowings                                   0           4,000,000
 Interest payable                                  712,651             824,298
 Deferred income taxes                             549,999             305,132
 Other liabilities                                 813,410             688,087
 Long-term borrowings                            1,000,000                   0
   Total liabilities                          $162,407,552        $171,688,920

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS EQUITY
 Common stock (No par value:  800,000 shares
  authorized and issued)                           200,000             200,000
 Surplus                                         6,124,070           6,094,233
 Retained earnings                              14,655,040          13,274,487
 Accumulated other comprehensive income:
 Net unrealized gains (losses) on investment
  securities available for sale                    190,107             (40,259)
 Treasury stock at cost (53,701 shares 1998, 54,200
   shares 1997)                                   (835,723)           (813,000)
   Total shareholders' equity                   20,333,494          18,715,461
   Total liabilities and shareholders' equity $182,741,046        $190,404,381


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME

                                                        Year Ended December 31

                                               1998         1997        1996
Interest Income
 Loans and fees on loans                $ 12,479,514  $11,599,189  $10,317,553
 Investment securities:
    Taxable                                1,441,684    2,386,565    2,964,496
    Tax exempt                               432,465      411,263      511,312
 Federal funds sold                          180,856      130,745      291,114

    Total interest income                 14,534,519   14,527,762   14,084,475

Interest Expense
 Deposits                                  7,160,680    7,475,407    7,468,253
 Short-term borrowings                        42,804      156,431       62,977
 Long-term borrowings                         12,550            0            0
    Total interest expense                 7,216,034    7,631,838    7,531,230

Net Interest Income                        7,318,485    6,895,924    6,553,245
 Provision for loan losses                   580,000      400,000      290,000

Net Interest Income After Provision
 for Loan Losses                           6,738,485    6,495,924    6,263,245

Non-interest income
 Trust Department income                     836,653      816,328      747,664
 Service charges on deposit accounts         615,274      505,042      364,836
 Insurance and claims processing             172,448      177,219      176,899
 Other operating income                      248,664      254,815      270,673
 Realized security gains                       2,055        5,406       45,545
    Total non-interest income              1,875,094    1,758,810    1,605,617

NON-INTEREST EXPENSE
 Salaries and employee benefits            3,381,270    3,294,708    3,235,503
 Premises and equipment expense            1,167,626    1,095,822    1,070,491
 Deposit insurance expense                    19,921       20,367        2,000
 Other operating expenses                  1,172,780    1,226,701    1,249,907

    Total non-interest expenses            5,741,597    5,637,598    5,557,901

Income Before Income Taxes                 2,871,982    2,617,136    2,310,961
 Income taxes                              1,042,800      921,600      650,000
Net Income                                $1,829,182   $1,695,536   $1,660,961

PER SHARE
 Net Income                                   $ 2.45       $ 2.27       $ 2.23

 Cash Dividends                                $ .60        $ .54        $ .48

Average Shares Outstanding                   748,006      745,800      745,800

See notes to consolidated financial statements.



Consolidated statements of Comprehensive Income

                                                   Year Ended December 31

                                               1998         1997         1996

Net income                               $ 1,829,182  $ 1,695,536 $  1,660,961
Other comprehensive net income
  Unrealized gains (losses) on securities
    available for sale                       383,519      159,639     (623,978)
  Less reclassification for gains included
    in net income                             (2,055)      (5,406)      45,545
 Income tax related to other comprehensive
    income                                  (151,098)     (61,092)     229,117
    Other comprehensive income, net of tax   230,366       93,141     (349,316)

Total comprehensive Income               $ 2,059,548  $ 1,788,677  $ 1,311,645

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            Accumulated
                                             Other              Total
               Common  Capital  Retained  Comprehensive Treasury  Shareholders'
                Stock   Surplus Earnings   Income        Stock      Equity

BALANCE
JAN. 1,1996  $200,000 $6,094,233 $10,674,978 $215,916   $(813,000) $16,372,127

Total comprehensive
   income, 1996                    1,660,961 (349,316)               1,311,645
Cash dividends                      (354,256)                         (354,256)

BALANCE
DEC. 31, 1996 200,000  6,094,233  11,981,683 (133,400)   (813,000)  17,329,516

Total comprehensive
   income, 1997                    1,695,536   93,141                1,788,677
Cash dividends                      (402,732)                         (402,732)

BALANCE
DEC. 31, 1997 200,000  6,094,233  13,274,487  (40,259)   (813,000)  18,715,461

Total comprehensive
   income, 1998                    1,829,182  230,366                2,059,548
Cash dividends                      (448,629)                         (448,629)
Sold 2,387 shares
   of treasury stock      29,837                           35,805       65,642
Purchased 1,888 shares
   of treasury stock                                      (58,528)     (58,528)

BALANCE
DEC. 31,1998 $200,000 $6,124,070 $14,655,040 $190,107   $(835,723) $20,333,494

See notes to consolidated financial statements.


Consolidated Statements of Cash Flows

                                                Year Ended December 31

                                              1998        1997         1996
Operating Activities:
 Net income                                $1,829,182  $1,695,536   $1,660,961
 Adjustments to reconcile net income to net
 cash provided by operating activities:
      Provision for loan losses               580,000     400,000      290,000
      Depreciation                            468,307     416,270      448,897
      Investment securities amortization       41,291      18,927        4,872
      Investment securities (gains)            (2,155)     (5,406)     (45,545)
      Gain on sale of building                      0     (19,700)           0
      Deferred income taxes                    93,769       2,716       36,002
      (Increase) decrease in interest
        receivable and other assets           (76,687)    115,331      611,800
      Increase in interest payable
        and other liabilities                  13,676     186,180       20,572
  Net Cash Provided by
   Operating Activities                     2,947,383   2,809,854    3,027,559

Investing Activities:
 Proceeds from sales and maturities of
  investment securities available for
  sale                                     30,330,259  15,743,865   13,622,651
 Purchases of investment securities
  available for sale                      (17,420,427) (3,700,315)  (7,196,798)
 Purchases of investment securities
  held to maturity                            (12,400)    (10,900)    (567,400)
 Proceeds from the sale of buildings                0      68,653            0
 Proceeds-sale of loans                     4,236,717   2,670,447      112,771
 Proceeds-sale of other real estate                 0      68,950      242,520
 Net (increase) decrease in loans          (8,177,819)(20,757,523) (10,783,700)
 Additions to buildings and equipment        (255,734)   (457,862)    (412,342)

  Net cash Provided (used) by
   Investing Activities                     8,700,596  (6,374,685)  (4,982,298)

Financing Activities:
  Net increase (decrease) in deposits      (6,539,911) 14,276,354  (20,169,527)
  Net increase (decrease) in federal funds
   purchased                                        0  (8,870,000)   8,870,000
  Net increase (decrease) in short-term
   borrowings                              (4,000,000) (1,000,000)   5,000,000
  Net increase in long-term borrowings      1,000,000           0            0
    Sale of treasury stock                     65,642           0            0
 Purchase of treasury stock                   (58,528)          0            0
 Cash dividends                              (448,629)   (402,732)    (354,256)

  Net Cash Provided (used) by
    Financing Activities                    9,981,426   4,003,622   (6,653,783)

  Increase (Decrease) in Cash and
    Cash Equivalents                        1,666,553     438,791   (8,608,522)
Cash and cash equivalents beginning of year 5,467,927   5,029,136   13,637,658

  Cash and Cash Equivalents At
  End of Year                              $7,134,480  $5,467,927   $5,029,136

Supplemental Disclosures:
 Cash paid during the year for income taxes $ 822,317  $  865,260    $ 489,827
   Cash paid during the year for interest  $7,327,681  $7,557,568   $7,646,554

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements



Note 1 - Summary of Significant Accounting Policies

Basis of Presentation - The accounting and reporting policies of SVB&T Corporation and Subsidiary (the Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations - SVB&T Corporation operates under a charter from the State of Indiana and provides full banking services, including trust services. As a state bank, SVB&T Corporation is subject to regulation by the Department of Financial Institutions of the State of Indiana and the Federal Deposit Insurance Corporation. The area served by the Bank is primarily Orange, Clark, Dubois and the surrounding counties in Southern Indiana.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash, due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one day periods.

Investment Securities Available for Sale - The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 1998 and 1997, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported as a net amount in the statement of comprehensive income. Accreted discounts and amortized premiums are included in earnings using the straight line method. Gains or losses on dispositions are computed using the specific identification method.

Investment Securities Held to Maturity - The Bank owns stock in the Federal Home Loan Bank of Indianapolis. This stock is classified as held to maturity and is carried at cost.

Loans - Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Interest income for add-on installment loans is recognized by the rule of 78's method which approximates the interest method. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off. Any subsequent payments are applied to interest until all interest due is totally paid. Any remaining amounts are applied to principal.

As part of its interest rate risk management, the Bank sells fixed rate mortgage loans into the secondary market. At December 31, 1998, there were no mortgage loans available for sale.

Allowance for Loan Losses - The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers ability to pay. The allowance is established by a provision for loan losses charged to expense. Loans are written off against the allowance when management believes that the collectibility of the principal is unlikely.

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies(Continued)

Buildings and Equipment - Buildings and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on the straight line method using lives ranging from 10 to 40 years. Equipment is depreciated on the straight line method using lives ranging from 5 to 10 years.

Other Real Estate - Real estate acquired in foreclosures is carried at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses.

Income Tax - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes, related primarily to differences between the basis of available-for-sale investment securities, allowance for loan losses, accumulated depreciation and loan origination fees. The deferred tax asset or liability represents the future tax return consequences of those differences. SVB&T Corporation and Springs Valley Bank & Trust file consolidated income tax returns. Income tax expense is allocated to each according to actual earnings prior to consolidation.

Net Income Per Share - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Trust Fees - Trust fees are recorded on the accrual basis.

Stock Split - A two-for-one stock split was declared on July 15, 1997 and distributed on August 11, 1997. All per share amounts have been adjusted to retroactively reflect this stock split.

Note 2 - Effect of Changes in Accounting Principles

Effective in 1998, the Bank adopted FASB Statement No. 130, "Reporting Comprehensive Income". The adoption of this accounting standard did not effect the Bank's financial condition or results of operations. It established new rules for reporting comprehensive income which have been reflected in these financial statements.

Note 3- Restriction on Cash and Due From Banks

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required at December 31, 1998 was $918,000.


Notes To Consolidated Financial Statements

Note 4 - Investment Securities

The amortized cost and estimated market values of investment securities at December 31, 1998 and 1997 were as follows:


                                                  December 31, 1998
                                               Unrealized Unrealized  Estimated
                                     Amortized  Holding     Holding     Market
Securities Available for Sale          Cost      Gains       Losses      Value

U.S. Government corporations and
 agencies                          $15,208,346 $117,771          $0 $15,326,117
States and political subdivisions  $ 8,803,457  209,396     (13,934)  8,998,919
Mortgage-backed securities         $   202,817    8,061           0     210,878
Other securities                   $   945,499        0      (6,494)    939,005
Total                              $25,160,119 $335,228    $(20,428)$25,474,919

                                               Unrealized Unrealized  Estimated
                                     Amortized  Holding     Holding     Market
Securities Held to Maturity            Cost      Gains       Losses      Value

Equity securities                     $590,700   $    0        $  0    $590,700


                                                  December 31, 1997
                                               Unrealized Unrealized  Estimated
                                     Amortized  Holding     Holding     Market
Securities Available for Sale          Cost      Gains       Losses      Value

U.S. Government corporations and
 agencies                          $28,516,075  $42,947   $(164,177)$28,394,845
States and political subdivisions  $ 8,796,372   75,973     (35,734)  8,836,611
Mortgage-backed securities         $   296,639   14,327           0     310,966
Other securities                   $   500,000        0           0     500,000
Total                              $38,109,086 $133,247   $(199,911)$38,042,422

                                               Unrealized Unrealized  Estimated
                                     Amortized  Holding     Holding     Market
Securities Held to Maturity            Cost      Gains       Losses      Value

Equity securities                     $578,300     $  0       $   0   $ 578,300


The amortized cost and estimated market values of available for sale securities at December 31, 1998 and 1997 by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or payment penalties.



                                             1998                  1997
                                               Estimated              Estimated
                                     Amortized  Market     Amortized    Market
Securities Available for Sale          Cost     Value         Cost      Value

Due in one year or less          $1,193,090 $1,198,897  $13,651,674 $13,620,814
Due after one year but within
 five years                      13,078,961 13,196,491   12,033,011  11,998,228
Due after five years but within
 ten years                      $ 8,818,517  8,953,616    9,458,468   9,416,124
Due after ten years             $ 1,866,734  1,915,037    2,669,294   2,696,290
                                 24,957,302 25,264,041   37,812,447  37,731,456
Mortgage-backed securities          202,817    210,878      296,639     310,966
Total                           $25,160,119$25,474,919  $38,109,086 $38,042,422

Securities with amortized cost of $1,000,000 at December 31,1998 and $3,998,748 at December 31,1997 were pledged as collateral on public and other deposits held by the Bank.

Proceeds from sales of investment securities during 1998, 1997 and 1996 were $1,500,000, $3,986,890 and $3,665,048. In 1998, gains of $2,055 and losses of
$-0- were realized. In 1997, gains of $6,834 and losses of $1,428 were realized. In 1996, gains of $45,545 and losses of $-0- were realized.


Notes Consolidated Financial Statements



Note 5 - LOANS
Loans at December 31, 1998 and 1997 are comprised of the following:

                                                1998                   1997
Commercial and industrial loans           $  13,288,770          $  17,636,115
Real estate loans
  (including $1,087,000 and $1,429,000 secured
  by farm land)                              80,802,703             79,490,736
Construction loans                            1,686,781              1,322,533
Agricultural production financing and other
 loans to farmers                             1,288,661              1,085,795
Individuals' loans for household and other
 personal expenditures                       46,469,853             40,858,655
Lease financing                                 336,293                437,150

                                            143,873,061            140,830,984
Less: Unearned income on loans                  204,062                226,664
Total loans                                $143,668,999           $140,604,320

At December 31, 1998 and 1997, the Bank had loans of $1,448,563 and $1,938,666 that were specifically classified as impaired. The average balance of these loans during 1998, 1997 and 1996 was $1,454,157, $1,996,569 and $1,121,300.
The allowance for loan losses contained specifically allocated amounts for these loans at December 31, 1998 and 1997 of $271,403 and $569,490. The following is a summary of cash receipts on the loans and how they were applied in 1998, 1997 and 1996.
                                                  1998      1997      1996
Cash receipts applied to principal            $ 74,529 $ 100,939  $ 225,003
Cash receipts recognized as interest income    136,502   108,594     89,200
Total cash received                          $ 211,031 $ 209,533  $ 314,203

All 1 to 4 family residential, first mortgage loans have been pledged as collateral for debt with the Federal Home Loan Bank of Indianapolis. The amounts pledged at December 31, 1998 and 1997 are as follows:
                                                          1998        1997
Loans pledged as collateral                         $ 59,063,000$ 52,076,000


Note 6 - Allowance for Loan Losses
The changes in the allowance for loan losses for the years 1998, 1997 and 1996 are as follows:
                                                  1998      1997       1996
Balance, January 1                         $ 1,402,500 $ 1,329,295 $ 1,348,927
Loans charged-off                           (1,059,108)   (433,234)   (386,143)
Recoveries                                     182,685     106,439      76,511
Net charged-off                               (876,423)   (326,795)   (309,632)
Provision for loan losses                      580,000     400,000     290,000
  Balance, December 31                     $ 1,106,077 $ 1,402,500 $ 1,329,295


Note 7 - Buildings and Equipment

Balances in the buildings, equipment, and related accumulated depreciation accounts at December 31, 1998 and 1997 are as follows:
                                                      1998              1997

Land and bank buildings                         $ 4,932,467        $ 4,908,971
Equipment, furniture and fixtures                 5,336,523          5,159,371
Totals                                           10,268,990         10,068,342
Less accumulated depreciation                     5,448,340          5,035,118
Net                                             $ 4,820,650        $ 5,033,224

Depreciation expense was $468,307 for 1998, $416,270 for 1997 and $448,897 for 1996.


Note 8- Deposits

Deposits at December 31, 1998 and 1997 are as follows:

                                                     1998              1997
Demand, non-interest bearing                    $ 12,583,858      $ 13,292,875
Demand, interest-bearing                          18,201,030        12,739,696
Savings                                           60,204,853        59,265,970
Time deposits, $100,000 and over                  22,120,000        32,940,981
Other time deposits                               46,221,751        47,631,881
Total deposits                                 $ 159,331,492     $ 165,871,403


Notes To Consolidated Financial Statements


Note 8 - Deposits (Continued)

As of December 31, 1998, the scheduled maturities of time deposits are as follows:


                    1999                           $  33,062,033
                    2000                              27,438,747
                    2001                               2,501,574
                    2002                               1,846,950
                    2003 and thereafter                3,492,447
                                                   $  68,341,751


Note 9 - Other Short-Term Borrowings
Other short-term borrowings at December 31, 1998 and 1997 are as follows:

                                                     1998            1997
Federal Home Loan Bank advance,
 paid January 20, 1998, 5.7% fixed,
 collateralized by a blanket collateral
 agreement on qualified mortgage loans
 and securities                                       $ 0     $ 4,000,000


Note 10 - Long-Term Borrowings

Long-term borrowings at December 31,1998 and 1997 are as follows:

                                                     1998            1997
Federal Home Loan advance,
 principal due October 5, 2005,
 interest payable monthly, 5.02%
 fixed collateralized by a blanket
 collateral agreement on qualified
 mortgage loans and securities                 $1,000,000             $ 0

At December 31, 1998, the Bank has $9,814,000 available under a line of credit with the Federal Home Loan Bank of Indianapolis.


Note 11 - Employee Benefit Plans

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the years ended December 31, 1998, 1997 and 1996 was $142,483, $136,527 and $140,143.

The Bank also has an employee benefit plan which includes a self-insured medical plan, a wholly insured term life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 1998, 1997, and 1996 were $278,876 and $245,401 and $267,270.


Note 12 - Income Taxes
The components of the provision for income taxes are:
                                              1998         1997         1996
Federal income taxes currently payable      $708,424     $689,531     $412,740
Deferred Federal income taxes                 73,776        2,069       28,360
Provision for Federal income taxes for
 the year                                   $782,200     $691,600     $441,100

State income taxes currently payable        $240,607     $229,353     $201,258
Deferred state income taxes                   19,993          647        7,642

Provision for state income taxes for
 the year                                   $260,600     $230,000     $208,900

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deferred tax liabilities that are combined to arrive at the net carrying amounts at December 31, 1998 and 1997 are as follows:

Deferred Tax Assets:                                       1998         1997
  Allowance for loan losses                              $298,434     $446,310
  Unrealized losses on securities available for sale            0       26,406
  Loan fees                                                67,306       52,218
  Other                                                    36,525            0
    Total asset                                           402,265      524,934
Deferred Tax Liabilities:
  Unrealized gains on securities available for sale      (124,692)           0
  Depreciation                                           (827,572)    (830,066)
  Net deferred tax (liability)                          $(549,999)   $(305,132)


Note 12 - Income Taxes (Continued)
The difference between the Federal income tax rate and the Bank's effective tax rate is as follows:

                                                      1998             1997
Income tax at Federal tax rate of 34%              $976,474          $889,826
Tax effect of:
  Tax exempt interest                              (116,312)         (120,465)
  Other                                              10,642               540
  State income taxes, net of Federal effect         171,996           151,699
Total income taxes                               $1,042,800         $ 921,600
Effective tax rate                                   36.31%            35.21%


Note 13 - Related Party Transactions

Officers and directors of Kimball International, Inc. of Jasper, Indiana, and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB&T Corporation. The Bank is the principal depository for Kimball International, Inc. and is also the trustee for the Kimball International Retirement Trust. Amounts on deposit with the Bank by Kimball International, Kimball International Retirement Plan and Employee Benefit Plan were $2,475,521 at December 31, 1998 and $8,894,855 at December 31,1997.

The Bank serves as Trustee for Kimball International's retirement and employee benefit plans and rents office space to Kimball. Fees paid to the Bank for these services by Kimball International in 1998, 1997 and 1996 were $547,704, $658,000 and $578,000. Amounts receivable from Kimball International for these services were $-0- at December 31, 1998, $-0- at December 31,1997 and $168,950 at December 31, 1996.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectibility. Total loans to executive officers, directors and principal shareholders for 1998 were as follows:
Balance, January 1, 1998                           $2,137,559
New loans                                             235,213
Repayments                                           (116,745)
Changes in persons included                           281,276
Balance, December 31, 1998                         $2,537,303


Note 14 - Lease Commitments

Minimum lease payments at December 31, 1998, under operating lease commitments, total $-0-. Operating expenses include rental expense of $600 in 1998, $30,856 in 1997 and $40,366 in 1996.


Note 15 - Commitments and Contingent Liabilities

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

Financial transactions with off-balance-sheet credit risk at December 31, 1998 and 1997 were as follows:
                                                 1998           1997
Commitments to extend credit                $16,118,386    $ 9,700,719
Standby letters of credit                   $   611,300    $   730,600

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

Notes to Consolidated Financial Statements


Note 16 - Restrictions on Retained Earnings

SVB&T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB&T Corporation without regulatory approval is limited by state law to defined net income for 1998, 1997 and 1996 less any dividends paid in those years. In addition, Federal regulations require the Bank to
maintain certain capital levels based on risk-weighted assets.   At December
31, 1998, approximately $3,697,000 of the Bank's retained earnings were available for dividend payments to the SVB&T Corporation.


Note 17 - Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possible additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Banks financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998 and 1997 the Bank has been categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the institutions category.

The Bank's actual capital amounts and ratios are also presented in the table below.


                             Banks Amounts        Required for   Required to be
As of December 31, 1998:         and Ratio Regulatory Purposes Well Capitalized

Tier 1 Capital to Risk-Weighted
 Assets                        $19,065,698     $ 5,191,229        $ 6,489,037
                                     14.7%            4.0%       5% or higher
Total Capital to Risk-Weighted
 Assets                        $20,171,775     $10,382,459        $12,978,074
                                     15.5%            8.0%      10% or higher
Tier 1 Capital to Average
 Assets                        $19,065,698     $ 7,264,712       $  9,080,890
                                     10.5%            4.0%       5% or higher

As of December 31, 1997:

Tier 1 Capital to Risk-Weighted
 Assets                       $17,776,386     $  5,042,767       $  7,564,150
                                    14.1%             4.0%       5% or higher
Total Capital to Risk-Weighted
 Assets                       $19,173,386      $10,085,533        $12,606,917
                                    15.2%             8.0%      10% or higher
Tier 1 Capital to Average
 Assets                       $17,776,386      $ 7,666,424       $  9,583,030
                                     9.3%             4.0%       5% or higher

Note 18 - Concentrations of Credit

At December 31, 1998 the total amount of due from banks included $1,109,122 with Bank One Kentucky and $181,936 with Dubois County Bank which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

A majority of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Clark, Dubois and surrounding counties in Southern Indiana. The concentrations of credit by type of loan are set forth in Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sectors in this geographic area.

Note 19 - Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments at December 31, 1998 and 1997 are as follows:
                                      1998                       1997

                             Carrying    Estimated      Carrying      Estimated
                              Amount    Fair Value       Amount      Fair Value
ASSETS
Cash and cash equivalents $ 7,134,480  $ 7,134,480   $ 5,467,927     $5,467,927
Investment securities      26,065,619   26,065,619    38,620,722     38,620,722
Loans                     142,562,922  144,740,788   139,201,820    140,861,000
Interest receivable         1,195,693    1,195,693     1,319,476      1,319,476

LIABILITIES
Deposits                 $159,331,492 $160,449,268  $165,871,403   $166,646,000
Short-term borrowings               0            0     4,000,000      4,000,000
Long-term borrowings        1,000,000      967,461             0              0
Interest Payable              712,651      712,651       824,298        824,298


Consolidated Statements Of Financial Condition


Note 19 - Fair Values of Financial Instruments (Continued)

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

Short-Term Borrowings
The carrying amounts short-term borrowings are reasonable estimates of their fair values.

Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of its fair value.

Long-Term Borrowings
The fair value of fixed rate, long-term borrowings is estimated by discounting the future cash flows using current rates for borrowings of similar maturities.


Note 20 - Parent Company Only Financial Statements

Presented below are the condensed, parent company only, financial statements of SVB&T Corporation:

                                                       December 31
Condensed Balance Sheet
                                                1998               1997

ASSETS
   Cash in bank with subsidiary                 $ 21,541           $ 93,856
   Investment in subsidiary                   19,272,405         17,753,928
   Buildings and equipment                     1,812,395          1,873,910
   Other assets                                  142,000            106,500
     Total assets                            $21,248,341        $19,828,194

LIABILITIES
   Accrued Expenses                             $ 74,999           $ 77,633
   Dividends payable                             111,945            111,870
   Long-term debt with subsidiary                435,839            652,067
   Deferred income taxes                         292,064            271,163
     Total Liabilities                           914,847          1,112,733

SHAREHOLDERS' EQUITY
   Common stock                                  200,000            200,000
   Surplus                                     6,124,070          6,094,233
   Retained Earnings                          14,655,040         13,274,487
   Accumulated other comprehensive income        190,107            (40,259)
   Treasury stock                             C (835,723)          (813,000)
     Total shareholders' equity               20,333,494         18,715,461
     Total liabilities and shareholders'
       equity                                $21,248,341        $19,828,194


Consolidated Statements Of Financial Condition


Note 20 - Parent Company Only Financial Statements (Continued)

Long-term debt with subsidiary consisted of:
                                                 1998              1997
Mortgage payable to Springs
 Valley Bank & Trust Company,
 Jasper, Indiana (the wholly owned
 subsidiary of SVB&T
 Corporation), variable interest rate, 7.75%
 at December 31, 1998 payable in monthly
 installments through 2000, secured by
 branch bank building in Jasper, Indiana      $ 435,839         $ 652,067

The scheduled principal reduction of long-term debt at December 31, 1998 is as follows:
1999 $218,812, 2000 $217,027, and thereafter $-0-.

                                                Years Ended December 31

Condensed Statement of Income
                                     1998              1997              1996

INCOME

 Dividends from subsidiary        $ 475,700         $ 475,700         $ 380,560
 Rent from subsidiary               300,000           300,000           300,000

   Total income                     775,700           775,700           680,560

EXPENSE

 Depreciation                        65,584            66,834           100,027
 Interest on long-term debt          46,947            61,535            76,143
 Other expenses                      76,198            58,223            63,580

   Total expense                    188,729           186,592           239,750

Income before income taxes and
 equity in undistributed earnings
 of subsidiary                      586,971           589,108           440,810
Income tax expense                   45,900            46,100            20,800

Income before equity in undistributed
 earnings of subsidiary             541,071           543,008           420,010
Equity in undistributed earnings
 of subsidiary                    1,288,111         1,152,528         1,240,951

Net income                      $ 1,829,182       $ 1,695,536        $1,660,961


                                                Years Ended December 31


Condensed Statement of Cash Flows               1998       1997        1996
Operating Activities:

 Net income                                  $1,829,182 $1,695,536  $1,660,961
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                65,584     66,834     100,027
     Undistributed net income of subsidiary  (1,288,111)(1,152,528) (1,240,951)
     Deferred income taxes                       20,901     20,962      10,718
     (Increase) decrease in other assets        (35,500)   (25,560)    (17,040)
     Increase (decrease) in accrued expenses
       and dividends payable                     (2,559)    38,189       4,404


 Net cash provided by operating activities      589,497    643,433     518,119


Investing Activities:

 Additions to buildings and equipment            (4,069)         0           0
 Net cash used by investing activities           (4,069)         0           0


Financing Activities:

 Net treasury stock activity                      7,114          0           0
 Dividends paid                                (448,629)  (402,732)   (354,256)
 Principal payment on long-term debt           (216,228)  (169,470)   (170,371)

 Net cash used by financing activities         (657,743)  (572,202)   (524,627)

 Increase (decrease) in cash and cash
   equivalents                                  (72,315)    71,231      (6,508)
 Cash and cash equivalents beginning of year     93,856     22,625      29,133
 Cash and cash equivalents end of year         $ 21,541   $ 93,856    $ 22,625








To the Shareholders and Board of Directors
SVB&T Corporation and Subsidiary
French Lick, Indiana

We have audited the accompanying consolidated statements of financial condition of SVB&T Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB&T Corporation and Subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





NONTE & COMPANY LLC
Certified Public Accountants

Jasper, Indiana
February 1, 1999

"Upon written request, SVB&T Corporation will provide financial data as reported on Securities and Exchange Commission Form 10K. Written requests are to be addressed to David Rees, Sr. Vice President, Cashier and CFO, SVB&T Corporation, P.O. Box 191, French Lick, IN 47432."



                     Summarized Financial Data
              (Dollars in thousands, except per share)


                                         1998     1997    1996    1995   1994
EARNINGS FOR THE YEAR

Net interest income                   $ 7,318 $ 6,896  $ 6,553  $5,935  $6,324
Provision for loan loss es                580     400      290     314     410
Non-interest income                     1,875   1,759    1,606   1,510   1,596
Non-interest expenses                   5,742   5,638    5,558   5,468   5,666
Net income                              1,829   1,696    1,661   1,213   1,374

PER SHARE

Shares outstanding                    748,006 745,800  745,800 745,800 745,800
Net  income                              2.45    2.27     2.23    1.63    1.85
Cash dividends paid                      0.60    0.54     0.48    0.46    0.44
Book value                              27.18   25.09    23.24   21.95   18.82

FINANCIAL CONDITION AT YEAR END

LOANS
Real estate                            80,803  79,491   67,859  64,585  67,844
Consumer                               46,470  40,859   38,452  35,341  32,279
All other                              16,396  20,254   16,548  12,573   6,443
Allowance for loan losses              (1,106) (1,403)  (1,329) (1,349) (1,322)

 Net loans                            142,563 139,201  121,530 111,150 105,244

INVESTMENTS AND FUNDS SOLD

U.S. and Agency                        15,326  28,395   39,468  43,274  30,480
Municipal                               8,999   8,837    9,610  13,635  21,629
Federal funds and other                 4,010   1,710      867   9,550  12,656

 Total investments and funds sold      28,335  38,942   49,945  66,459  64,765

TOTAL ASSETS                          182,741 190,404  184,362 189,877 183,201

DEPOSITS
Demand deposits                        30,785  26,032   26,665  26,431  28,503
Certificates and IRAs                  68,341  80,573   73,300  99,101  91,770
Savings and club                       60,205  59,266   51,630  46,233  47,840

 Total deposits                       159,331 165,871  151,595 171,765 168,113

SHAREHOLDERS' EQUITY                 $ 20,333$ 18,716 $ 17,330$ 16,372$ 14,034










Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  1998        1997         1996
Primary
 Weighted average shares
  outstanding                $  745,806  $  745,800   $  745,800
 Net Income                   1,829,182   1,695,536    1,660,961
 Net income per common share $     2.45  $     2.27   $     2.23

SVB&T Corporation has no common stock equivalents


Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana


Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated February 1, 1999, included in the 1998 Annual Report to Shareholders of SVB&T Corporation.


NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 26, 1999



LOOKING TO THE FUTURE . . .

Electronic Banking...
Advances in bank technology and a growing customer demand for more electronic banking has spawned a growing list of products and services that we must provide in order to remain competitive. It includes the 1997 creation of our Internet Web site and plans for the introduction of our new VISA CHECK CARD in 1999. These will be followed at some future date by telephone banking and, even later, Internet home banking.

The Springs Valley Bank & Trust Company VISA CHECK CARD looks like a credit card but works like a check. It can be used as an ATM card at any ATM displaying the MONEY-STATION, JEANIE, PLUS and VISA logos. When used to make purchases, the funds are automatically deducted from the users checking account balance. It's accepted wherever the VISA symbol is displayed.

Year 2000 Readiness Disclosure...
Many computers and programs were not designed to handle dates beyond 1999. And since so many elements of our lives depend on computers, this could be a potential problem for anyone who does not adequately prepare for the date change.

We have been working on the Year 2000 issue for quite sometime now. We have a committee made up of personnel from all areas of the bank that is focused on preparing Springs Valley Bank & Trust for the Year 2000. All of our computers and programs are being evaluated and tested for Year 2000 readiness.

Experts rank the financial services industry Number One in Year 2000 Readiness. Our banks federal and state regulators are also monitoring our progress. So far, we have met all of the guidelines and deadlines set by those regulators.

Springs Valley Bank will continue to face the Year 2000 computer challenges head-on to ensure "business as usual" as we approach the new millennium. We look forward to providing you with Personal Service well into the next century. As always, our customers deposits are protected by FDIC Insurance up to $100,000.