Form 10-Q
period 1999-03-31
SVB&T CORP /NEW
filed 1999-05-14
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 746,133 shares outstanding at May 10, 1999. The Registrant holds 53,867 shares in the form of Treasury Stock.











                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 1999 and 1998 and December 31, 1998...............     3

         Consolidated Statement of Income
          Three months ended March 31, 1999 and 1998..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 1999 and 1998.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 1999 and 1998..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12
















SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              1999          1998           1998
____________________________________________________________________________
ASSETS:
Cash and due from banks                  4,141         4,446         4,195
 Federal funds sold                      1,060         4,055         2,860
       Total cash and cash equivalents   5,201         8,501         7,055
Interest bearing deposits in other banks    54            78            79
Investment securities, available for
 sale (carried at market value)         24,168        33,433        26,065
  Loans
  Loans, net of unearned interest      152,703       140,570       143,669
  Allowance for loan losses             (1,198)       (1,463)       (1,106)
    Net loans                          151,505       139,107       142,563
Buildings and equipment                  4,743         4,979         4,821
Other real estate                            0             0             0
Interest receivable                      1,147         1,286         1,196
Deferred income taxes                        0             0             0
Other assets                             1,008           770           962
   Total Assets                        187,826       188,154       182,741
Liabilities:
Deposits
  Non-interest bearing demand           11,753        10,529        12,748
  Interest bearing                     147,615       156,549       146,584
  Total Deposits                       159,368       167,141       159,332
Federal Funds Purchased                      0             0             0
Other Short Term Borrowings              5,000             0             0
Interest payable                           729           824           713
Deferred income taxes                      527           342           550
Other liabilities                          626           566           813
Long-Term Borrowings                     1,000             0         1,000
       Total Liabilities               167,250       168,873       162,408
SHAREHOLDERS' EQUITY:
Common stock                               200           200           200
Capital surplus                          6,165         6,124         6,124
Retained earnings                       14,940        13,718        14,655
Net unrealized gain (loss) on
 investment securities                     155            16           190
Treasury stock at cost (51,813 shares)    (884)         (777)         (836)
   Total Shareholders' Equity           20,576        19,281        20,333
Total Liabilities and
   Shareholders' Equity                187,826       188,154       182,741





                       (Dollar amounts in thousands)




The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    1999               1998
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        3,044              3,101
Investment securities:
  Taxable                                          242                453
  Non-taxable                                      103                 95
Federal funds sold and securities
 purchased under agreements to resell               18                 23
        Deposits with banks                          0                  0
          Total Interest Income                  3,407              3,672
INTEREST EXPENSE:
Deposits                                         1,565              1,867
Other Short Term Funds Borrowed                     27                 14
Long-Term Borrowings                                13                  0
  Total interest expense                         1,605              1,881
  Net interest income                            1,802              1,791
Provision for loan losses                          135                120
  Net interest income after
  provision for loan losses                      1,667              1,671
NON-INTEREST INCOME:
Trust fees                                         173                189
Service charges on deposit accounts                123                132
  Insurance and claims processing                   41                 48
Securities gains (losses), net                       0                  0
Other Income                                        46                 46
  Total Non-interest Income                        383                415
NON-INTEREST EXPENSE:
Salaries and employee benefits                     887                804
Premise and equipment expense                      217                319
FDIC Deposit expense                                 3                  5
Other expenses                                     351                269
  Total non-interest expense                     1,458              1,397
Income before income taxes                         592                689
Provision for income tax                           195                245
  Net Income                                       397                444
NET INCOME PER COMMON SHARE:
  Primary                                          .53                .59
   Weighted average common shares
   outstanding                                 747,536            748,187
DIVIDENDS DECLARED:
  Cash dividends                                  0.15               0.15

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Three Months Ended March 31,
(unaudited)                                         1999               1998
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         397                 444
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                    4                   5
Depreciation                                          97                  95
Net premium amortization (discount accretion)
 of investment securities                              6                   5
Provision of loan losses                             135                 120
Decrease(increase) in interest receivable             49                  33
(Increase) decrease in other assets                  (46)                 (9)
Increase (decrease) in accrued expenses and
other liabilities                                   (194)               (122)
  Net cash flows provided by operating
  activities                                         448                 571
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                        25                  16
Purchase of investment securities available
for sale                                            (997)             (4,541)
Proceeds from maturities and paydowns of
investment securities available for sale           2,888               9,817
Net (increase) decrease in loans                  (9,340)                (25)
Purchase of premises and equipment                   (19)                (41)
  Net cash flows used in investing
  activities                                      (7,443)              5,226
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                       (995)             (2,701)
  Total interest-bearing deposits                  1,031               3,970
Federal Funds Purchased                                0                   0
  Other Short-Term Borrowings                      5,000              (4,000)
 Cash dividends paid                                 112                   0
Treasury Stock Sold                                   41                  61
Treasury Stock Purchased                             (48)                  0
  Net cash flows provided by (used in)
  financing activities                             5,141              (2,670)
Net increase (decrease) in cash equivalents       (1,854)              3,127
Cash and cash equivalents at beginning of
 period                                            7,055               5,374
Cash and cash equivalents at end of period         5,201               8,501
Total interest paid                                1,589               1,881
Total taxes paid                                     266                 152



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      1999                1998
__________________________________________________________________________

Balance, beginning of period                   20,333              18,715
  Net income                                      397                 444
  Cash dividends                                  (12)                  0
  Net unrealized gain (loss) on investment
  securities                                      (35)                 56
  Sales of Treasury Stock                          41                  66
  Purchase of Treasury Stock                      (48)                  0
Balance, end of period                         20,576              19,281



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


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 1999 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 1999  March 31, 1998  Dec. 31, 1998
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            13,249         23,604         15,236
States and political subdivisions      9,279          8,553          8,999
Mortgage - backed securities             174            306            211
Other domestic securities                875            392            939
Equity Securities                        591            578            590
Total Investment Securities           24,168         33,433         26,065




                                March 31, 1999  March 31, 1998  Dec. 31, 1998
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       12,906         16,598         13,289
Real estate loans                     89,240         79,136         80,803
Construction loans                     2,209          1,450          1,687
Agricultural production financing
     and other loans to farmers        1,324          1,212          1,288
Individual loans for household
     and other personal expense       46,074         41,450         46,470
Economic development revenue bonds         0              0              0
Lease Financing Receivable               451            410            336
Other Loans Excluding Consumer           650            457              0
Less: Unearned income on loans           151            143            204
Total Loans                          152,703        140,570        143,669



                         (Dollars amounts in thousands)




PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $397,000 represents an decrease of $47,000 or 11% from the $444,000 reported for the same period last year. This resulted from increase in the non-interest expense and a reduction of non-interest income.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 1999, net interest income increased by $11,000 or 1% for the same period in 1998. The net interest margin increase compared to the same period last year was primarily a result of average interest cost leveling off. Rates of return on loans and investments have increased. The loan volume has increased $12,398,000 comparing 1999 to 1998. Loan yields are higher than investment yields which increase the net interest income. However, the adjustable rate mortgages are repricing at lesser yields during the last twelve months which have decreased the net interest income.


OTHER INCOME

Other income of $383,000 for the first quarter of 1999 is $32,000 or 8% less than the same period for 1998. This difference is due to the decrease in the service changes on deposit accounts, Trust Fee Income, and Insurance Income.


OTHER EXPENSES

For the first three months of 1999, other expenses increased by $61,000 to $1,458,000 compared to $1,397,000 for the same period of 1998. This is due to a substantial increase in hospitalization cost and additional computer expenses.











ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,198,000 at March 31, 1999 compared to $1,463,000 at March 31, 1998.

At March 31, 1999 the allowance for possible loan losses was .78% of total loans, net for unearned interest. This compares to an allowance of 1.04% at March 31, 1998. Net charge offs for the first three months of 1999 were $43,000, compared to $60,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $1,198,000 is adequate.



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

As of March 31, 1999 the rate-sensitive assets were 73% of rate-sensitive liabilities in the 1-180 day maturity category and 90% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 1999 was $20,576,000 compared to $19,281,000 for the same period last year. This increase is attributed to the increase in Net Income for 1998 and the increase of the net unrealized loss on investment securities.











(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 1999 the corporation's leverage capital ratio was 10.95% which compared to 9.70% at March 31, 1998.


As of March 31, 1999 the corporation's total risk-based capital ratio was 15.17% compared to 14.56% at March 31, 1998.


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

The bank expects to spend a total of about $250,000 on Y2K related activities. Approximately one-half of that expense will be for hardware and software that can be capitalize and amortized over a period of time. The remainder is primarily labor costs that will be taken as an operating expense. Management does not expect this to have a substantial adverse effect on the bank's income.

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




Date:  May 14, 1999