Form 10-Q
period 1999-06-30
SVB&T CORP /NEW
filed 1999-08-12
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 746,133 shares outstanding at August 11, 1999. The Registrant holds 53,867 shares in the form of Treasury Stock.




















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          June 30, 1999 and 1998 and December 31, 1998................     3

         Consolidated Statement of Income
          Three and six months ended June 30, 1999 and 1998...........     4

         Consolidated Statement of Cash Flows
          Six months ended June 30, 1999 and 1998.....................     5

         Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 1999 and 1998.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12













SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                           June 30,     June 30, December 31,
   (unaudited)                               1999         1998         1998
ASSETS:
Cash and due from banks                     5,071         4,818        4,195
Federal funds sold                         12,070         8,495        2,860
    Total cash and cash equivalents        17,141        13,313        7,055
Interest bearing deposits in other banks       48            78           79

Investment securities, available for
sale (carried at market value)             25,858        28,773       26,065
Loans
  Loans, net of unearned interest         159,634       142,836      143,669
  Allowance for loan losses                (1,529)       (1,518)      (1,106)
    Net loans                             158,105       141,318      142,563
Buildings and equipment                     4,638         4,914        4,821
Other real estate                               0             0            0
Interest receivable                         1,374         1,222        1,196
Deferred income taxes                           0             0            0
Other assets                                  776         1,023          962
    Total Assets                          207,940       190,641      182,741
LIABILITIES:
Deposits
  Non-interest bearing demand              12,257        10,931       12,747
  Interest bearing                        159,894       158,389      146,584
  Total Deposits                          172,151       169,320      159,331
Federal Funds Purchased                         0             0            0
Other Short Term Borrowings                 5,000             0            0
Long-Term Borrowings                        9,100             0        1,000
Interest payable                              775           809          713
Deferred income taxes                         292           271          550
Other liabilities                             596           683          814
    Total Liabilities                     187,914       171,083      162,408
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,165         6,124        6,124
Retained earnings                          14,847        13,974       14,655
Net unrealized gain (loss) on
investment securities                        (302)           37          190
Treasury stock at cost (53,867 shares )      (884)         (777)        (836)
    Total Shareholders' Equity             20,026        19,558       20,333
Total Liabilities and
    Shareholders' Equity                  207,940       190,641      182,741











The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       1999       1998      1999      1998
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans            3,248      3,132     6,292     6,233
Investment securities:
  Taxable                              243        358       485       811
  Non-taxable                          117         97       220       192
Federal funds sold and
securities purchased under
agreements to resell                    37         51        55        74
Deposits with banks                      1          0         1         0
  Total Interest Income              3,646      3,638     7,053     7,310
INTEREST EXPENSE:
Deposits                             1,651      1,825     3,216     3,692
Other Short term Funds Borrowed        (22)         1         5        15
Long-term Borrowings                   118          0       131         0
  Total interest expense             1,747      1,826     3,352     3,707
Net interest income                  1,899      1,812     3,701     3,603
Provision for loan losses              565        120       700       240
  Net interest income after
  provision for loan losses          1,334      1,692     3,001     3,363
NON-INTEREST INCOME:
Trust fees                             172        187       345       376
Service charges on
deposit accounts                       250        137       373       269
Insurance and claims processing         41         45        82        93
Securities gains (losses), net          (3)         0        (3)        0
Other Income                           (71)        65       (25)      111
  Total Non-interest Income            389        434       772       849
NON-INTEREST EXPENSE:
Salaries and employee benefits         990        851     1,877     1,655
Premise and equipment expense          228        169       445       488
FDIC Deposit expense                     7          5        10        10
Other expenses                         499        323       850       526
  Total non-interest expense         1,724      1,402     3,182     2,799
Income before income taxes              (1)       724       591     1,413
Provision for income tax               (43)       245       152       490
  Net Income                            42        479       439       923
NET INCOME PER COMMON SHARE:
  Primary                              .06        .64       .59      1.23
Weighted average common shares
 outstanding                       746,133    748,187   746,133   748,187
DIVIDENDS DECLARED:
  Cash dividends                       .15       0.15      0.30      0.30





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      1999               1998
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      439                923
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                 4                  5
Depreciation                                      220                190
Net premium amortization (discount
accretion)
 of investment securities                          12                  8
Provision of loan losses                          700                240
Decrease(increase) in interest receivable        (178)                97
(Increase) decrease in other assets               186               (262)
Increase (decrease) in accrued expenses and
other liabilities                                (413)                54
  Net cash flows provided by operating
  activities                                      970              1,255
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                    (31)                16
Purchase of investment securities available
for sale                                       (5,501)            (6,071)
Proceeds from maturities and paydowns of
investment securities available for sale        4,976             16,052
Net (increase) decrease in loans              (16,450)            (2,562)
Purchase of premises and equipment                (37)               (71)
  Net cash flows used in investing
  activities                                  (17,043)             7,400
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                    (491)            (2,362)
  Total interest-bearing deposits              13,310              5,810
Federal Funds Purchased                             0                  0
  Other Short-Term Borrowings                   5,000             (4,000)
   Long-Term Borrowings                         8,100                  0
Cash dividends paid                               247               (224)
Treasury Stock Sold                                41                 61
Treasure Stock Purchased                          (48)                 0
  Net cash flows provided by (used in)
  financing activities                         26,159               (716)
Net increase in cash equivalents               10,086              7,939
Cash and cash equivalents at beginning of
period                                          7,055              5,374
Cash and cash equivalents at end of period     17,141             13,313
Total interest paid                             3,290              3,707
  Total taxes paid                                266                517


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Six Months Ended June 30,
(unaudited)                                         1999               1998
______________________________________________________________________________
Balance, beginning of period                       20,333            18,716
  Net income                                          439               923
  Cash dividends                                     (247)             (224)
  Net unrealized gain (loss) on investment
  securities                                         (492)               77
Sale of Treasury Stock                                 41                66
Purchase of Treasury stock                            (48)                0
Balance, end of period                             20,026            19,558








































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for six month period ended June 30, 1999 is not necessarily indicative of those expected for the remainder of the year.


                                   June 30, 1999  June 30, 1998  Dec. 31, 1998
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            13,743          18,635         15,236
States and political subdivisions     10,378           8,983          8,999
Mortgage - backed securities             186             255            211
Other domestic securities                846             310            939
Equity Securities                        705             590            590
Total Investment Securities           25,858          28,773         26,065







                                   June 30, 1999  June 30, 1998  Dec. 31, 1998
______________________________________________________________________________
LOANS:
Commercial and industrial loans          14,571       14,848         13,289
Real estate loans                        93,484       78,807         80,803
Construction loans                        1,781        1,121          1,687
Agricultural production financing
     and other loans to farmers           1,644        1,418          1,288
Individual loans for household
     and other personal expense          48,242       45,947         46,470
Economic development revenue bonds            0            0              0
Lease Financing Receivable                  390          382            336
Other Loans Excluding Consumer                0          465              0
 Less: Unearned income on loans            (148)        (152)          (204)
Total Loans                             159,964      142,836        143,669






PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $439,000 represents a decrease of $484,000 or 52% from the $923,000 reported for the same period last year. The second quarter earnings of $42,000 represents an decrease of $437,000 or 91% from the $479,000 reported for the second quarter of 1998. The income increase is a direct result of Reserve for Bad Debts allocations to covered current charge-offs and future considerations.

NET INTEREST INCOME

Springs Valley Bank & Trust Company is a slightly liability sensitive bank. Interest bearing deposits reprice faster than interest bearing loans and investments. In a rising environment, the bank's income increased because of a widening interest spread. Thus, our interest spreads have become larger and income has returned to a more acceptable position. The interest spread is improving. This subject is reviewed in greater detail in the following management comments.

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first six months of 1999, net interest income increased by $98,000 or 3% for the same period in 1998. The second quarter net interest income for 1999 increased by $87,000 or 5% compared to the second quarter of 1998. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments and a slight decline in the average yield on deposits.

OTHER INCOME

Other income of $849,000 for the first two quarters of 1999 is $77,000 or 9% lower than the same period for 1998. The decrease is due to decreased trust income and losses on some fixed assets taken out of service. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.

NON-INTEREST EXPENSES

For the first six months of 1999, other expenses increased by $383,000 or 14% compared to the same period of 1998. The three months ended June 30, 1999 total other expense increase was $322,000 or 23% increase over that same period for 1998. This increase is principally the effect of increased salaries and employee benefits, year 2000 expenses and the adjustment for credit card rebates.




ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,529,000 at June 30, 1999 compared to $1,518,000 at June 30, 1998 and $1,106,000 as of December 31, 1998.

At June 30, 1999 the allowance for possible loan losses was .96% of total loans, net for unearned interest. This compares to an allowance of 1.06%
at June 30, 1998. Net charge offs for the first six months of 1999 were $277,000 compared to $124,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,529,000 is more than adequate.


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

As of June 30, 1999 the rate-sensitive assets were 77% of rate-sensitive of liabilities in the 1-180 day maturity category and 89% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 1999 was $20,026,000 compared to $19,558,000 for the same period last year. The shareholder's equity has increased by $468,000 or 2% from June 30, 1998 to June 30, 1999. This increase is attributed to profits.















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 1999 the bank's leverage capital ratio was 10.09% which compared to 10.25% at June 30, 1998.


As of June 30, 1999 the bank's tier II risk-based capital ratio was 12.27% compared to 14.81% at June 30, 1998.


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

The bank is working on both a remediation contingency plan and a business resumption contingency plan. Management expects those to be completed no later than the FFIEC recommend guidelines date.

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














PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         The Indiana Supreme court ruled that SVB&T Company must pay Hesston Credit Corporation $199,000 in settlement of a cast that began in 1991.


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 18, 1999.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Brian K. Habig, Douglas A. Habig, John B. Habig, Thomas L. Habig, Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, Ronald J. Thyen, James C. Tucker, and Gary P. Critser.
         (c) The shareholders unanimously approved the action of the directors and officers since the 1998 annual meeting of shareholders. A total of 374,479 shares were voted in person and 268,346 shares voted by proxy. This totals 642,825 shares voted in approval of the 746,133 shares outstanding.

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




Date:  August 11, 1999