Form 10-Q
period 1999-09-30
SVB&T CORP /NEW
filed 1999-11-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 746,447 shares outstanding at November 11, 1999. The Registrant holds 53,553 shares in the form of Treasury Stock.

















                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 1999 and 1998 and December 31, 1998...........      3

         Consolidated Statement of Income
          Three and nine months ended September 30, 1999 and 1998.....      4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 1999 and 1998...............      5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 1999 and 1998...............      6

         Notes to Consolidated Financial Statements...................      7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   8-10



PART II. OTHER INFORMATION............................................     11



SIGNATURES............................................................     12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               1999         1998         1998
ASSETS:
Cash and due from banks                     5,382         4,635        4,195
Federal funds sold                              0           725        2,860
Total cash and cash equivalents             5,382         5,360        7,055
Interest bearing deposits in other banks       53            87           79

Investment securities, available for
sale (carried at market value)             27,842        33,714       26,065
Loans
  Loans, net of unearned interest         168,754       140,462      143,669
  Allowance for loan losses                (1,573)       (1,057)      (1,106)
    Net loans                             167,181       139,405      142,563
Buildings and equipment                     4,680         4,880        4,821
Other real estate                              33            37            0
Interest receivable                         1,524         1,306        1,196
Deferred income taxes                           0             0            0
Other assets                                  974         1,127          962
Total Assets                              207,669       185,916      182,741
LIABILITIES:
Deposits
  Non-interest bearing demand              11,949        11,594       12,747
  Interest bearing                        158,114       148,609      146,584
  Total Deposits                          170,063       160,203      159,331
Federal Funds Purchased                     1,525             0            0
Other Short Term Borrowings                 5,000         3,500            0
Interest payable                              734           781          713
Long-Term Borrowings                        9,100             0        1,000
Deferred income taxes                         295           238          550
Other liabilities                             672         1,048          814
    Total Liabilities                     187,389       165,770      162,400
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,170         6,124        6,124
Retained earnings                          15,183        14,327       14,655
Net unrealized gain (loss) on
investment securities                        (393)          272          190
Treasury stock at cost (53,553 shares)       (880)         (777)        (836)
Total Shareholders' Equity                 20,280        20,146       20,333
Total Liabilities and
    Shareholders' Equity                  207,669       185,916      182,741

















The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       1999       1998      1999       1998
_____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans           3,458       3,150    9,750       9,383
Investment securities:
  Taxable                             298         372      783       1,183
  Non-taxable                         107         101      327         293
Federal funds sold and
securities purchased under
agreements to resell                   79          67      134         141
Deposits with banks                     1           3        2           3
  Total Interest Income             3,943       3,693   10,996      11,003
INTEREST EXPENSE:
Deposits                            1,747       1,835    4,963       5,527
Other Short term Funds Borrowed        14          13       19          28
Long-Term Borrowings                  786           0      317           0
  Total interest expense            1,947       1,848    5,299       5,555
Net interest income                 1,996       1,845    5,697       5,448
Provision for loan losses              75         145      775         385
  Net interest income after
  provision for loan losses         1,921       1,700    4,922       5,063
NON-INTEREST INCOME:
Trust fees                            173         219      518         595
Service charges on
deposit accounts                       26         145      399         414
Insurance and claims processing        37          40      119         133
Securities gains (losses), net          0           0       (3)          0
Other Income                          189          74      164         185
  Total Non-interest Income           425         478    1,197       1,327
NON-INTEREST EXPENSE:
Salaries and employee benefits        888         838    2,765       2,493
Premise and equipment expense         251         258      696         746
FDIC Deposit expense                    3           5       13          15
Other expenses                        499         312    1,349         838
  Total non-interest expense        1,641       1,464    4,823       4,263
Income before income taxes            705         714    1,296       2,127
Provision for income tax              235         247      387         737
  Net Income                          470         467      909       1,390
          NET INCOME PER COMMON SHARE:
  Primary                            $.63        $.63    $1.21       $1.86
Weighted average common shares
outstanding                       746,447     746,447  746,447     746,447
DIVIDENDS DECLARED:
  Cash dividends                     $.18        $.15     $.51        $.45







The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended Sept 30,
(unaudited)                                      1999               1998
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        909             1,390
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                  4                  5
Depreciation                                       307                253
Net premium amortization (discount
accretion) of investment securities                 35                 24
Provision of loan losses                           775                360
Decrease(increase) in interest receivable         (328)                19
(Increase) decrease in other assets             (1,199)              (409)
Increase (decrease) in accrued expenses and
other liabilities                                 (376)               358
  Net cash flows provided by operating
  activities                                       127              2,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                      26                 25
Purchase of investment securities available
for sale                                        (7,796)           (14,636)
Proceeds from maturities and paydowns of
investment securities available for sale         5,482             19,756
Net (increase) decrease in loans               (25,085)              (613)
Purchase of premises and equipment                (166)              (100)
Net cash flows used in investing
  activities                                   (27,539)             4,432
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                     (798)            (1,699)
  Total interest-bearing deposits               11,530             (3,970)
Federal Funds Purchased                          1,525                  0
  Other Short-Term Borrowings                    5,000               (500)
Long-Term Borrowings                             8,100                  0
Cash dividends paid                                380               (338)
Treasury Stock Sold                                 46                 61
Treasury Stock Purchased                           (44)                 0
Net cash flows provided by (used in)
   financing activities                         25,739             (6,446)
Net increase (decrease) in cash equivalents     (1,673)               (14)
Cash and cash equivalents at beginning of
period                                           7,055              5,374
Cash and cash equivalents at end of period       5,382              5,360
Total interest paid                              4,984              5,570
  Total taxes paid                                 441                665








The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         1999               1998
_______________________________________________________________________________
Balance, beginning of period                       20,333             18,716
  Net income                                          909              1,390
  Cash dividends                                     (380)              (337)
  Net unrealized gain (loss) on investment
  securities                                         (583)               311
Sale of Treasury Stock                                 49                 66
Purchase of Treasury Stock                            (48)                 0
Balance, end of period                             20,280             20,146















































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended September 30, 1999 is not necessarily indicative of those expected for the remainder of the year.



                                  Sept. 30, 1999 Sept. 30, 1998  Dec. 31, 1998
________________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                 0              0              0
U.S. Government corporations
& agencies                          15,705         23,910         15,236
States and political subdivisions    9,931          8,782          8,999
Mortgage - backed securities           161            234            211
Other domestic securities              840            197            939
Equity Securities                    1,205            591            590
Total Investment Securities         27,842         33,714         26,065



                                  Sept. 30, 1999 Sept. 30, 1998  Dec. 31, 1998
________________________________________________________________________________
LOANS:
Commercial and industrial loans     17,901         12,829         13,289
Real estate loans                   96,983         78,868         80,803
Construction loans                   1,777          1,037          1,687
Agricultural production financing
     and other loans to farmers      1,690          1,799          1,288
Individual loans for household
     and other personal expense     49,492         45,120         46,470
Economic development revenue bonds       0              0              0
Lease Financing Receivable             381            364            336
Other Loans Excluding Consumer         676            605              0
 Less: Unearned income on loans       (146)          (160)          (204)
Total Loans                        168,754        140,462        143,669












PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $909,000 represents a decrease of $481,000 or 35% from the $1,390,000 reported for the same period last year. The third quarter earnings of $470,000 represents an increase of $30,000 or 1% from the $467,000 reported for the third quarter of 1998. The income decrease is a direct result of a reserve for bad debts allocation to cover current charge-offs and future considerations. This occurred during the second quarter. The third quarter profit for 1999 is slightly higher than the third quarter for 1998.

NET INTEREST INCOME

Springs Valley Bank & Trust Company is a slightly liability sensitive bank. Interest bearing deposits reprise faster than interest bearing loans and investments. In a rising environment, the bank's income increased because of a widening interest spread. Thus, our interest spreads have become larger and income has returned to a more acceptable position. The interest spread is improving. This subject is reviewed in greater detail in the following management comments.


SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first nine months of 1999, net interest income increased by $249,000 or 5% for the same period in 1998. The third quarter net interest income for 1999 increased by $151,000 or 8% compared to the third quarter of 1998. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments and decreasing interest expense on deposits.

OTHER INCOME

Other income of $1,197,000 for the first three quarters of 1999 is $130,000 or 10% lower than the same period for 1998.The decrease is due to decreased trust income and losses on some fixed assets taken out of service. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.


NON-INTEREST EXPENSES

For the first nine months of 1999, other expenses increased by $560,000 or 13% compared to the same period of 1998. The three months ended September 30, 1999 total other expense increase was $177,000 or 12% increase over that same period for 1998. The increase is principally the effect of increased salaries and employee benefits, year 2000 expenses and the adjustment for credit card rebates.





ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,573,000 at September 30, 1999 compared to $1,057,000 at September 30, 1998 and $1,106,000 as of December 31, 1998.

At September 30, 1999 the allowance for possible loan losses was .93% of total loans, net for unearned interest. This compares to an allowance of .75%
at September 30, 1998. Net charge offs for the first nine months of 1999 were $308,000 compared to $730,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,573,000 is adequate.


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

As of September 30, 1999 the rate-sensitive assets were 60% of rate-sensitive liabilities in the 1-180 day maturity category and 81% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of September 30, 1999 was $20,280,000 compared to $20,146,000 for the same period last year. The shareholder's equity has increased by $134,000 or 1% from September 30, 1998 to September 30, 1999. This increase is attributed to the unrealized loss on investment securities and profits increasing.


















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of September 30, 1999 the bank's leverage capital ratio was 9.58% which compared to 10.8% at September 30, 1998.


As of September 30, 1999 the bank's total risk-based capital ratio was 12.51% compared to 14.14% at September 30, 1998.


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




Date: November 11, 1999