Form 10-K
period 1999-12-31
SVB&T CORP /NEW
filed 2000-04-03
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 1999
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 2000 was approximately $14,561,410.

The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2000 was 745,028.

Portions of the 1999 Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Part II.












SVB&T Corporation 1999 Annual Report on Form 10-K
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

The bank employees 106 full-time equivalents which are provided benefits and with whom it enjoys excellent relations.

The bank serves as the local depository, and trust administrator for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 4% of the certificates of deposit and money market deposits of the Bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 14% of the Bank's total loans. Accordingly, the cash flow of Kimball can have a significant impact on the deposit and loan functions and earnings of the Bank.


At December 31, 1999, the company had total assets of $217 million, total deposits of $181 million, and total equity capital of $20 million.

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

Additionally, under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the intuition's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHC Act, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

The following are the Company's regulatory capital ratios as of December 31, 1999:


                         Tier 1 Capital:     12.80%

                         Total Capital:      13.80%

                         Leverage Ratio:     10.50%

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

The following are the Bank's regulatory capital ratios as of December 31, 1997:


                         Tier 1 Capital:     12.19%

                         Total Capital:      13.19%

                         Leverage Ratio:      9.94%


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

Bank holding companies, such as the Company, are prohibited by the BHC Act from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or savings association or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the Company is prohibited by the BHC Act from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve, as of the day before the date of enactment of the Gramm-Leach-Bliley Act, to be so closely related to banking as to be a proper incident thereto. The BHC Act does not place territorial restrictions on the activities of such nonbanking-related activities.

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

Recent Legislation

On November 12, 1999 the President of the United States signed into law the Gramm-Leach-Bliley Act ("GLBA"). The GLBA contains a number of provisions that will fundamentally alter the banking and financial services industries. The GLBA repeals Section 20 of the Banking Act of 1933, commonly known as the Glass-Steagall Act, which generally has separated commercial from investment
banking.   The GLBA will also for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure.

Under the GLBA, national bank affiliates will be able to conduct a broad range of financial activities, including providing insurance and securities services. However, the national bank must be well-capitalized and well-managed. In addition, insurance and securities activities will be functionally regulated. For example, the Securities and Exchange Commission will regulate most national bank affiliates' securities activities and the
states will regulate their insurance activities.   The GLBA preserves the
thrift charter, but bars new unitary thrift holding companies from approval that were applied for after May 4, 1999.

It is not possible to predict what impact the GLBA will have on the Company and the Bank. One consequence may be increased competition from large financial services companies, that under the GLBA, will be permitted to provide many types of financial services to customers. Another consequence will be the imposition of new regulations regarding the privacy of consumer and customer financial information. Recently, regulations were proposed governing the privacy of financial information of bank customers. The privacy regulations, which will apply to the Company and the Bank, are due to be finalized in May, with an effective date next fall.

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

According to the information available to the Company the following table displays the high and low selling prices for each quarter for 1998 and 1999. Other trades may have occurred at prices of which the Company was not aware.

    Year     Quarter  High/Per Share   Low/Per Share
    1999        1         $38              $35
                2         $35              $35
                3         $35              $35
                4         $38              $38

    1998        1         N/A              N/A
                2         $35              $35
                3         $33              $33
                4         $31              $31

The company has 328 shareholders on record as of March 10, 2000.

The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        1999              $.15     $.18     $.18     $.18
        1998              $.15     $.15     $.15     $.15

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 1999 approximately $3,080,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.

PART II

Item 6.  Selected Financial Data
                              (dollars in thousands except per share data)
Summary of Operations            1999     1998      1997      1996     1995

Interest and Fees on Loans  $  13,341  $ 12,480 $ 11,599  $ 10,317  $   9,734
Interest on Investments         1,666     2,055    2,929     3,767      3,826
  Total Interest Income        15,007    14,535   14,528    14,084     13,560
Interest on Deposits            6,781     7,161    7,475     7,468      7,625
Interest on Short-term
 Borrowing                          8        43      157        63          0
Interest on Long-term Debt        540        12        0         0          0
  Total Interest Expense        7,329     7,216    7,632     7,531      7,625
Net Interest Income             7,678     7,319    6,896     6,553      5,935
Provision for Loan Losses         850       580      400       290        314
Net Interest Income after
 Provision for Loan Loss        6,828     6,739    6,496     6,263      5,621
 Service Charges on Deposit
 Accounts                         533       615      505       365        311
Other Income                    1,172     1,260    1,254     1,241      1,199
 Total Other Income             1,705     1,875    1,759     1,606      1,510
Salaries and Benefits           3,614     3,381    3,295     3,236      2,966
Other Expenses                  2,811     2,361    2,343     2,322      2,502
  Total Other Expenses          6,425     5,742    5,638     5,558      5,468
Income Before Income Tax        2,108     2,872    2,617     2,311      1,663
Income Tax Expense                703     1,043      922       650        450
Net Income                      1,405     1,829    1,695     1,661      1,213

Year-end Balances
Total Assets                  217,394   182,741  190,404   184,362    189,877
Total Loans, Net              173,492   142,563  139,202   121,530    111,150
Total Long-term Debt            9,100     1,000        0         0          0
Total Deposits                181,276   159,331  165,871   151,595    171,765

Total Shareholders' Equity     20,369    20,333   18,715    17,330     16,372
Per Share Data
Net Income                       1.88      2.45     2.27      2.23       1.63
Cash Dividends                    .69       .60      .54       .48        .46

Shareholders' Equity,
 End of Year                    27.30     27.18    25.09     23.24      21.95

Other Data at Year-end
Number of Employees               106       104      107       115        109
Weighted Average Number
 of Shares                    745,994   745,806  745,800   745,800    745,800

Return on Assets                  .70       .98      .90       .87        .64
 Return on Shareholders' Equity  6.90      9.66    10.43      9.86       7.41

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)

                            1999                1998                 1997
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks                67      3 4.48%     82      4 4.88%     32      1 3.13%
Federal funds sold  3,323    167 5.03%  3,285    181 5.51%  2,378    131
5.51%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed  14,748    885 6.00% 22,772  1,371 6.02% 35,649  2,264 6.35%
 States and political
  subdivisions      9,887    723 7.31%  8,422    634 7.53%  9,018    670 7.43%
 Other securities   1,774    115 6.48%  1,076     74 6.88%  1,075     76 7.07%
TOTAL INVESTMENT
 SECURITIES        26,409  1,723 6.52% 32,270  2,079 6.44% 45,742  3,010 6.58%
 Loans: (1) (2)
 Commercial        39,196  3,451 8.80% 33,295  3,068 9.21% 27,520  2,522 9.16%
 Installment, net of
  unearned income  44,519  4,090 9.19% 46,602  4,292 9.21% 44,796  4,232 9.45%
 Real Estate       74,459  5,662 7.60% 60,094  5,000 8.32% 56,753  4,732 8.34%
 Credit Card
  and Other         1,033    13813.36%    837    11613.86%    908    11312.44%
TOTAL LOANS       159,207 13,341 8.38%140,828 12,476 8.86%129,977 11,599 8.92%
 TOTAL EARNING
  ASSETS          189,006 15,234 8.06%176,465 14,740 8.35%178,129 14,741 8.28%
 Less: Allowance
  for Losses       (1,394)             (1,254)             (1,356)
Non-Earning Assets:
 Cash and due
  from banks        4,904               4,867               4,876
  Other Assets      7,055               7,183               7,177
TOTAL ASSETS      199,571             187,261             188,826


LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         43,248 1,029  2.38% 43,159  1,192  2.76% 45,203 1,412 3.12%
 Money market
  accounts         32,266 1,426  4.42% 30,482  1,468  4.82% 26,681 1,289 4.83%
Certificates of
  deposit $100,000
  and over         26,864 1,467  5.46% 22,120  1,222  5.52% 31,920 1,815 5.69%
Other time deposits53,019 2,859  5.39% 57,502  3,279  5.70% 51,665 2,959 5.73%
TOTAL INTEREST-
 BEARING DEPOSITS 155,397 6,781  4.36%153,263  7,161  4.67%155,469 7,475 4.81%
Borrowing           9,690   548  5.66%  1,017     55  5.41%  2,715   157 5.78%
TOTAL INTEREST-BEARING
  LIABILITIES     165,087 7,329  4.44%154,280  7,216  4.68%158,184 7,632 4.82%
 Non-interest bearing
 liabilities:
 Demand deposits   12,594              12,099               12,534
 Other liabilities  1,540               1,946                1,855
 Shareholder's
  equity           20,350              18,936               16,253
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           199,571             187,261              188,826
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          15,234  8.06%        14,740  8.35%       14,741 8.28%
Interest expense/
 earning assets           7,329  3.88%         7,216  4.09%        7,632 4.28%
 New yield on interest
   earning assets         7,905  4.18%         7,524  4.26%        7,109 3.99%

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

Results of Operation

Net Income

Net income for 1999 was $1,404,000.

The table below is a comparison of the net income for the years 1997 thru 1999. This table also displays the percentage and dollar amount changes which occurred during the last three years.

                               Increase/         %Increase/
                                Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  1999          $1,404,000     $(425,000)         (23.24%)
  1998           1,829,000       134,000            7.88%
  1997           1,695,000        35,000            2.08%

SVB&T Corporation's net income has decreased during the last year. The main contributing factor to this decrease is an increase in operating expenses and a large loan charge off from a court ruling dating back to 1991.

Total net income before tax for 1999 decreased $425,000 from 1998. The projected net income for 2000 will be near the level of 1998.

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

In 1999, tax equivalent net interest income of $7,902,000 increased by $382,000 or 5.08% from 1998 levels. In 1998, tax equivalent net interest income of $7,520,000 increased by $412,000 or 5.80% from 1997 levels. Net interest income has increased during both decreasing rates of prior years and currently during this rate upswing.

CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                           1999      1998      1997       1999      1998
Interest income on:
  Loans                 13,341    12,476     11,599       6.93%     7.56%
  Investment securities  1,723     2,079      3,010     -17.12%   -30.93%
  Federal funds sold       167       181        131      -7.73%    38.17%
  Due from FHLB              3         4          1     -25.00%   300.00%
Total interest income   15,234    14,740     14,741       3.35%    -0.01%

Interest expense on:
  Savings and daily
   interest checking     1,029     1,192      1,412      -13.67%   -15.58%
  Money market deposits  1,426     1,468      1,289       -2.86%    13.89%
  Certificates of
   deposit of $100,000
   & over                1,467     1,222      1,815       20.05%   -32.67%
  Other time deposits    2,859     3,279      2,959      -12.81%    10.81%
  All other borrowing      548        55        157      896.36%   -64.97%
 Total interest expense  7,329     7,216      7,632        1.57%    -5.45%
Net interest income      7,905     7,524      7,109        5.06%     5.84%
Net interest margin      4.18%     4.26%      3.99%





RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      1999 vs 1998            1998 vs 1997
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume
Rate
Interest income on:
  Loans                           865  1,584    (719)       877     965   (88)
 Investment securities           (356)  (380)     24       (931)   (877)  (54)
  Federal funds sold              (14)     2     (16)        50      50     0
  Due from FHLB                    (1)    (1)     (0)         3       2     1
   Total interest income          494  1,205    (711)        (1)    140  (141)
Interest expense on:
  Savings and daily interest
   checking                      (163)     2    (165)      (220)    (60) (160)
 Money market deposits            (42)    82    (124)       179     183    (4)
 Certificates of deposit of
    $100,000 and over             245    261     (16)      (593)   (549)  (44)
Other time deposits              (420)  (249)   (171)       320     334   (14)
All other borrowing               493    480      13       (102)    (95)   (7)
    Total interest expense        113    576    (463)      (416)   (187) (229)
 Net interest income              381    629    (248)       415     327    88

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.

Provision for Loan Losses

The provision for loan losses was $850,000 in 1999; $580,000 in 1998; and $400,000 in 1997. As of December 31, 1999, the provision was .93% of loans outstanding. The allowance for loan losses increased $521,064 during 1999. Management made a special allocation to the allowance account for $250,000 partly to accommodate the significant growth that has occurred in loan outstanding. Management's analysis indicates the current allowance is adequate to fund anticipated future needs.

Other Income

Total other income for 1999 was $1,681,098. This is a 10.35% decrease from 1998's other income of $1,875,093.

The primary source of other income is Trust Income. Trust Income for 1999 was $733,422, as compared to $836,653 for 1998. This is a 12.34% decrease for the year. This $103,231 decrease is due mainly to an adjustment to trustee income that was made to one of our largest trust accounts. The adjustment was a decrease in over $240,000 of fee income. When considering that this was a $240,000 decrease, and our overall Trust Income was down only $103,231, this shows that we did make a considerable amount in additional income through new and existing accounts.

Other areas of decreased income include DDA Service Charge. Income at $29,470.77 down from $77,987.07 in 1998. Returned check charges have declined slightly during 1999.

Account Analysis Fee was implemented for some of our larger business customers during 1999. This resulted in $41,092.88 of fee income for the year.

Other Expenses

Total other expenses for 1999 were $6,557,304. This is an increase of 11.14% over 1998.

Salaries and employee benefits are two largest other expense categories. Salaries and employee benefits were $3,609,911 for 1999. This is 55.05% of total other expenses. This compares with 57.09% for 1998. The number of employees has remained consistent over the past several years. Increase in salaries and employee benefits expenses represent normal pay increases for the bank's employees.

Hospitalization and Disability expense increased $68,718 for 1999. This is a 27.95% increase for the year compared to a 36.13% increase for 1998. The bank is self insured in regard to hospitalization insurance. Expense level depends on claims filed.

There was a 41.62% increase in Seminars/Training expense for 1999. We are continually making an effort to keep our employees trained on the latest information and regulations.

Maintenance Contracts Expense was down by $74,735, while Computer Expense is up by $144,871. The reason for this fluctuation in these expenses is due to the reclassification of sereval expenses as computer expense. Also Computer Expense increased due to the preparation and supplies needed for Y2K.

Furniture & Fixture Depreciation Expense is up by 20.37%. This is due to a full year of depreciation expensed on the previous year's computer system upgrade. We also did additional system upgrading and miscellaneous remodeling during 1999.

Loan Expense is up by $184,394. This increase is due largely to the bank being required to take an additional $125,000 in loan expense. This expense involved a court case dating back to 1991. The Supreme Court ruled on it in 1999.

Other Real Estate Expense increased by $17,382. The main cause of this increase is the loss taken on vehicles that were repossessed by the bank.

The bank continues its efforts to maintain control over its operational costs and is continually looking for ways to implement cost saving programs.

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

Income tax expense for 1999 was $703,000 compared to $1,042,800 in 1998 and $921,600 in 1997. The effective tax rate was 33.46% in 1999, 36.81% in 1998, and 35.21% in 1997. The effective rate decreased in 1999 compared to 1998 due to increased overhead expenses and increase allowance for loan losses, and in 1998 compared to 1997 because of increased income.

Financial Condition

As of December 31, 1999 total assets increased to $217,394,000, a 19.18% increase from December 31, 1998 total of $182,741,000. Average total assets in 1999 of $199,571,000 were $12,310,000 greater than the 1998 average of $187,261,000.

Total deposits increased to $181,276,000 at December 31, 1999 from $159,331,000 at December 31, 1998 an increase of $21,945,000 or 13.77%.

Net loans at year-end 1999 were $173,492,000 up $30,929,000 or 21.69% above the 1998 year-end total of $142,563,000. Average loans outstanding of $159,207,000 in 1999 increased by $19,633,000 or 14.07% over the 1998 average loans outstanding of $139,574,000. Loan growth was funded primarily by Federal Home Loan Bank Advances and the increase in deposits.

Total investment securities available for sale at year-end 1999 were $24,898,000 and at year-end 1998 were $25,475,000. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 1999, money market investments were $5,275,000 an increase of $2,415,000 over December 31, 1998 balance of $2,860,000.

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

During 1999, average investment securities decreased by $5,861,000 or 18.16% as compared to the $32,270,000 for 1998. This reduction funded loans and the decrease in non-core deposits.

The following table presents an analysis of the investment securities portfolio for 1999, 1998 and 1997.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      1999      1998      1997
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        14,087    15,208    28,516
 Mortgage-backed pass-through securities        125       203       297
Collateralized mortgage obligations:
      Agency                                      0         0         0
   Corporate                                      0         0         0
State and Political subdivisions             10,705     8,803     8,796
Other Securities                                882     1,537     1,078
   Net unrealized gain (loss)                  (901)      315       (67)
      Total Carrying Value                   24,898    26,066    38,620

Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1999

                                           1999                  1998
                                              Estimated
Estimated
                                 Amortized      Market     Amortized    Market
                                    Cost        Value        Cost       Value
 Securities Available for Sale
Due in 1 yr  or less              2,879,693   2,837,746   1,193,090
1,198,897
Due after 1 yr but with in 5 yrs 12,680,155  12,317,083  13,078,961
13,196,491
Due after 5 yrs but within 10 yrs 7,431,806   7,143,173   8,818,517
8,953,616
Due after 10 yrs                  2,683,163   2,468,392   1,866,734
1,915,037
Total Securities                 25,674,817  24,766,394  24,957,302
25,264,041  Mortgage backed securities          124,837     131,827
202,817     210,878
Total                            25,799,654  24,898,221  25,160,119
25,474,919

Loans

Loans outstanding at December 31, 1999 were $175,119,328 an increase of $31,450,329 or 21.9% over December 31, 19998.

Real Estate loans continue to be the largest component of the loan portfolio at $98,851,417. This an increase of $18,048,714 or 22.3% over December 31, 1997.

Individual loans for household and other personal expenditures continues as the second largest loan category for the bank. This category decreased $175,313 or .4% in 1999 to $46,294,540. This segment of the market continues to be very competitive. The bank makes loans that have acceptable underwriting and a reasonable price structure. Growth at the expense of credit quality or unprofitable business are not desirable.

The bank uses loan participations with other banks and brokers to supplement loan volume when local market loans cannot provide sufficient volume. On December 31, 1999, the bank had a total of $38,639,290 in purchased loans. That represents a 68.1% increase from December 31, 1998. The bank carefully monitors individual loan participations as well as concentrations in a particular industry segment or geographic area.

Commercial and industrial loans were $21,945,285 at December 31, 1999. This is a 65.1% increase over December 31, 1998. This increase and the 4,803,099 increase in construction loans are due primarily to participation loan activity.

Agricultural lending and leasing activities continue to be minor parts of the portfolio. The bank does not anticipate any significant growth in either of these areas.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.
Loan Portfolio
                     1999        1998          1997         1996         1995
                   Percent      Percent       Percent      Percent     Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total
 Commercial,
 financial &
 agricultural 23,261 13.27 14,57710.20 18,722 13.3  16,228  13.2   12,744  5.3
Real estate -
 construction 6,490   3.70  1,687 1.20  1,322  0.9      64   0.1      131  0.1
Real estate -
 mortgage    98,851  56.40 80,803 56.7 79,491 56.4  67,859  55.1   64,585 57.2
Consumer
 installment  46,295 26.42 46,470 32.6 40,859 29.0  38,452  31.2   35,341 31.3
Banker
 Acceptances       0     0      0    0      0    0       0     0        0    0
 Economic dev.
 rev. bonds        0     0      0    0      0    0      24     0       41   .1
Repurchase
 Agreement         0     0      0    0       0   0       0     0        0    0
Lease Financing  363   .21    336  .24     437 .31     538    .4        0    0
TOTAL        175,260   100 143,873 100 140,831 100 123,165   100  112,842  100
 Less:
Unearned income 141           204         227         305             343
Allowance for
 loan losses   1,627        1,106       1,402        1,329          1,349
Total loans  173,492      142,563     139,202      121,531        111,150


Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1999             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                       Maturing

                              Over One    Over      Predetermined  Floating or
                    One Year  Yr through  Five           Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural        7,137      7,755    8,369   23,261     10,642     12,619
Real Estate
 Construction        2,841      3,555       94    6,490      2,079       4,411
TOTALS               9,978     11,310    8,463   29,751     12,721      17,030

Capital Resources

Stockholders' equity at December 31, 1999 increased to $20,369,000 from December 31, 1998 equity of $20,333,000. The increase of $36,000 was a result of earnings $1,405,000 less dividends of $514,667 less unrealized losses on securities available for sale of $734,000. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.

Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 1999, the average deposits of $167,991,000 funded 89% of the average earning assets. Average total deposits for 1999 increased by $2,629,000, or 1.59% as compared to 1998 average deposit totals.

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

Maturities of Time Deposits                   December 31, 1999
        (dollars in thousands)       Certificates    Other Time
                                     of Deposit      Deposits Over
                                    Over $100,000     $100,000       TOTAL
Three months or less                   15,091              734       15,825
Over three months through one year      7,131                0        7,131
Over one year through three years       3,486                0        3,486
Over three years                        1,858                0        1,858
  TOTAL                                27,566              734       28,300

Risk Management

Lending and Loan Administration

Loan administration for the Bank is the responsibility of the President and the senior officers of the Bank. The board deems these officers have the knowledge and experience necessary to satisfactorily manage the lending activities of the Bank.

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

The loan loss reserve is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:

Allowance for Loan Losses
 (dollars in thousands)
                                       1999   1998   1997   1996   1995
Balance as of January 1               1,106  1,403  1,330  1,349  1,322
Provision for Loan Losses               850    580    400    290    314
Recoveries of Prior Loan Losses         114    182    106     77     76
Loan Losses charged to the Allowance   (443)(1,059)  (433)  (386)  (363)
Balance as of December 31             1,627  1,106  1,403  1,330  1,349


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


Non-performing Assets  (dollars in thousands)
                                     1999      1998     1997     1996     1995
Total Loans on non-accrual
 (non-performing loans)             1,406       857     1,832    1,338   1,040
   Other Real Estate                   44        53         0       53     296
Total non-performing assets         1,450       910     1,832    1,391   1,336

Total non-performing loans as a
 percentage of loans                 .81%       .60%    1.30%    1.09%    .94%
Total non-performing assets as
 a percentage of loans and ORE       .81%       .63%    1.30%    1.13%   1.20%

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

The chart on this and the following page shows the Bank's interest rate sensitivity position as of December 31, 1999.

INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years   Total
Interest Earning Assets
Federal funds sold           5,275        0         0        0       0   5,275
Interest bearing deposits
  in banks                       0        0         0        0       0       0
Investment securities          597      100       272   12,680  12,151  25,800
Loans                       43,722   21,217    40,114   49,700  20,358 175,111
Total Interest Earning
  Assets                    49,594   21,317    40,386   62,380  32,509 206,186

Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 49,828    8,342     4,993    4,170       0  67,333
Time deposits under
  $100,000                  17,273   10,888    15,001   20,379       0  63,541
Time deposits over $100,000 15,091    2,838     3,487    6,150     734  28,300
Borrowed funds               5,000        0         0    5,000   4,100  14,100
Total Interest Bearing
  Liabilities               87,192   22,068    23,481   35,699   4,834 173,274

Interest Sensitivity Gap
  Current                  (37,598)    (751)   16,905   26,681  27,675
Interest Sensitivity Gap
  Cumulative               (37,598) (38,349)  (21,444)   5,237  32,912
Sensitivity Ratio
  Cumulative                   57%      65%       84%     103%    119%

Year 2000

The bank prepared for the Year 2000 calendar change by testing all internal systems, evaluation external supplies and preparing contingency plans for any reasonable expectation. On January 1, 2000 employees of the bank tested all systems and found no problems. On January 3, 2000 the bank opened for business as usual. It is impossible to calculate the total expenses of this project. Many costs were indirect or opportunity costs. The bank estimates direct expenses that can be attributed to Y2K were $225,000 in 1999.

Quarterly Results of Operations   March 31     June 30      Sept 30     Dec 31

1999
Interest income                     3,407       3,646       3,943        4,011
Interest expense                    1,605       1,747       1,947        2,030
Net interest income                 1,802       1,899       1,996        1,981
Provision for loan losses             135         565          75           75
Net securities gains                    0          (3)          0            0
Non-interest income                   383         389         425          508
Non-interest expense                1,458       1,724       1,641        1,603
Income before income taxes            592          (1)        705          811
Income taxes                          195         (43)        235          316
 Net income                           397          42         470          495
Net income per share:
 Primary net income per share         .53         .06         .63          .66

1998
Interest income                     3,672       3,638       3,693        3,532
Interest expense                    1,881       1,826       1,848        1,661
Net interest income                 1,791       1,812       1,845        1,871
Provision for loan losses             120         120         145          195
Net securities gains                    0           0           0            2
Non-interest income                   415         434         478          546
Non-interest expense                1,397       1,402       1,464        1,479
Income before income taxes            689         724         714          745
Income taxes                          245         245         247          306
 Net income                           444         479         467          439
Net income per share:
 Primary net income per share         .59         .64         .63          .59

Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table shows the earlier of the year the named individual became a Director of the Corporation or the Bank. All Directors have been Directors of the Corporation since its formation in 1982, except for Gary R. Critser, Brian K. Habig, Hilbert Lindsey, Ronald G. Seals, Ronald J. Thyen and James C. Tucker, who became Directors of the Corporation in the years indicated below.


                                             Shares beneficially Owned
Name, Present Principal                     (Percentage of Outstanding    Foot
Occupation and Age               Year        Common Shares)               Note
                               Elected


Gary P. Critser                 1999             800
Senior Executive Vice President                (.11%)
Secretary & Treasurer
Kimball International, Inc.
63

Brian K. Habig                  1987           6,348                        1
Proposal Center Manager                        (.85%)
Kimball Electronics Group
Kimball International, Inc.
43

Douglas A. Habig                1973         104,117                        2
Chairman of the Board & CEO                  (14.01%)
Kimball International, Inc.
53

John B. Habig                   1963          90,825                        3
Chairman of the Board                        (12.22%)
Springs Valley Bank & Trust Company
67

Thomas L. Habig                 1959          86,419                        4
Vice Chairman of the Board                   (11.63%)
Kimball International, Inc.
Secretary, SVB&T Corporation
71

Hilbert Lindsey                 1988           3,699
Vice President                                 (.50%)
Lindsey Lumber & Builders Supply, Inc.
65

Ronald G. Seals                 1989             420                        5
President & CEO                                (.06%)
Springs Valley Bank & Trust Company
61

Ronald J. Sermersheim           1976          20,508                        6
Vice President, Environment, Health & Safety  (2.76%)
Kimball International, Inc.
60

Ronald J. Thyen                 1999          10,816                        7
Senior Executive Vice President               (1.46%)
Operations Officer, Furniture & Cabinets
Kimball International, Inc
63

James C. Tucker                 1989          14,895                        8
Attorney-at-Law (2.00%)
Tucker & Tucker, P.C.
53

Reita Nicholson                                  352
Asst. Secretary, SVB&T Corporation             (.05%)
52

David Rees                                      NONE
Chief Financial Officer, SVB&T Corporation
41


Total Directors & Officer Groups             339,199
                                             (45.65%)


1   The above amount includes 2,088 shares held by Kyle Thomas Habig, the son of  Mr. Brian K. Habig.

2 The above amount includes 66,206 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig and Mr. Thomas L. Habig. Also includes 14,056 shares held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. H Habig, 2,224 shares held by Joshua David Habig, and 2,088 shares held by Jill Ellen Habig, who are children of Mr. Habig.

3 The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 2,048 shares held by Baden-Baden for John B. Habig FBO Jon Hudson and 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, who are the grandsons of Mr. Habig and 66,206 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas
    L. Habig.

4 Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. Total shares owned include 2,088 shares held by Roberta Habig, the wife of Mr. Thomas L. Habig, and 66,206 shares held in the Revocable Trust Account of Arnold F. Habig over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. John
    B. Habig.

5 Mr. Ronald G. Seals is President and CEO for Springs Valley Bank & Trust Company as well as SVB&T Corporation. The above amount includes 200 shares held jointly by Mr. Ronald G. Seals and his wife, Nancy E. Seals.

6   Mr. Ronald J. Sermersheim serves as Vice President for SVB&T Corporation.

7 The above shares include 8,816 shares held in the Herbert E. Thyen Revocable Trust, over which Mr. Ronald J. Thyen has shared voting authority with other Trustees, including Springs Valley Bank & Trust Company.

8 The above shares include 14,176 shares held by James M. Tucker Trust of which Mr. James C. Tucker is Trustee.

Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) regular meetings, and the Board of Directors of the Bank held six (6) regular meetings and one (1) special meeting during 1999.
In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit & Compliance Committee, Trust Committee, Executive Compensation Committee, Nomination Committee, Executive Loan Committee and the Retirement Profit Sharing Trust Advisory Committee.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. Ronald J. Sermersheim (Chairman), Brian K. Habig and James C. Tucker. The Audit Committee met six (6) times in 1999.

The Bank has an Executive Compensation Committee to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. James C. Tucker (Chairman), Randall Catt, Ronald J. Sermersheim and Gary P. Critser.

The Nomination Committee reviews, appoints and recommends to the Board the nomination of Board Members for the Corporation for the ensuing year. The members of the Nomination Committee are Messrs. Thomas L. Habig (Chairman), John B. Habig and Ronald J. Thyen. The Nomination Committee met one (1) time in 1999.

Director Compensation

Directors of the Bank receive compensation of $1,500 per meeting attended. In addition, directors holding committee positions are compensated $200 per meeting attended, if such committee meeting does not take place on a board meeting date. No separate fees are paid for services as a director of the Corporation.

Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees elected to be received in stock by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. One thousand six hundred sixty one (1,661) shares were issued for year 1999 in the following amounts to the following Directors for fees which would have otherwise been paid.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted an option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value of a share of common stock on the last day of the calendar year preceding the date on which the options are granted. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation has granted options for 829 shares for 1999 in the following amounts to the following Directors:

DIRECTOR                           1999                        1999
                                  STOCK                      OPTIONS
                                  ISSUED                     GRANTED
Arnold F. Habig                     32                          16
Brian K. Habig                       0                           0
Douglas A. Habig                     0                           0
John B. Habig                      260                         130
Thomas L. Habig                    121                          60
Gary P. Critser                    159                          79
Hilbert Lindsey                    260                         130
Ronald G. Seals                    126                          63
Ronald J. Sermersheim              260                         130
Herbert E. Thyen                    32                          16
Ronald J. Thyen                    159                          79
James C. Tucker                    252                         126
TOTALS:                          1,661                         829


Item 11. Executive Compensation

Compensation Committee Report

Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank s executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board. Set forth below is a report submitted by Messrs. Randall Catt, Ronald J. Sermersheim, Gary P. Critser, and James C. Tucker (Chairman) in their capacity as the Board s Executive Compensation Committee addressing the Bank s compensation policies for 1999 as they affected all executive officers of the Bank and Mr. Seals who, for 1999, was the Bank s most highly paid executive whose total annual salary and bonus exceeded $100,000.

Compensation Policies Toward Executive Officers

The Executive Compensation Committee s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory performance of the Corporation and the Bank as a whole. There are no established goals or standards relating to performance of the Corporation or the Bank which have been utilized in setting the base salary portion of an individual employee's compensation.

Base Salary

Each executive officer's base salary is reviewed individually by the Executive Compensation Committee. The Executive Compensation Committee also reviews various banking salary surveys provided by other entities which provide information concerning average salary information within the banking industry. The background data for this information is typically generated from over 100 banks located in the Midwest with approximately $200 million to $500 million in assets. The salary portion of the executive officers' compensation is then typically established at a level near the average salary compensation of officers included in the survey with similar job responsibilities.

Annual Bonus Amounts

The Bank's Incentive Bonus Plan ("Bonus Plan") for 1999 was based upon the banks Return on Assets (ROA) and the officers base salary. The Incentive Bonus Plan provided cash bonuses for Executive Officers equal to fifteen percent (15%) of their base pay.

Other Compensation Plans

At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

Benefits

The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 1999.

Mr. Seals' 1999 Compensation

Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the CEO. Mr. Seals' salary and bonus in 1999 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Executive Compensation Committee believes that Mr. Seals has managed the Bank well.

Compensation Committee Insider Participation

During the past fiscal year, Mr. Seals, the Bank s Chief Executive Officer, served on the Board of Directors, but did not serve on the Executive Compensation Committee. Mr. Seals did not participate in any discussion or vote with respect to his salary or bonus as an executive officer and excused himself from the room during the discussion by the Board of Directors of his compensation.

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 1999, 1998 and 1997 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1999.


Name and Principal Position       Year             Annual       Compensation
                                                  Salary(1)       Bonus (2)
Ronald G. Seals                  1999            $126,000         $13,300
  President, CEO                 1998            $121,000         $42,250 (3)
  and Director                   1997            $119,000         $29,750

1 While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer s salary and bonus and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

2 The bonus amounts are payable pursuant to the Bank's Incentive Bonus Plan of the Bank, as described in the "Compensation Committee Report."

3  Includes $5,950 from 1997 bonus which was paid in 1998.


                         Potential Realizable
                         Value at Assumed Annual
                         Rates of Stock Appreciation
                            For Option Term


Name                   Expiration               0%          5%        10%
                          Date                 ($)         ($)        ($)

Ronald G. Seals         01-29-09             $0.00       $39,473    $77,214


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

The Executive Compensation Committee may also grant SARs in conjunction with all or part of any option granted under the Plan at the time of the grant of the option. Each SAR will (1) expire when the underlying option expires, and
(2) become exercisable only when and to the extent that the underlying option is eligible to be exercised. The "economic value" of a SAR may not exceed 100% of the difference between the exercise price of the number of shares covered by the underlying option and the fair market value of such shares. SARs may be exercised by surrendering the underlying option, at which point the underlying option shall no longer be exercisable (to the extent the options are surrendered upon exercise of the related SAR). Upon exercise of a SAR, the optionee is entitled to receive the economic value of such SAR, in cash, in shares of common stock of the Corporation, or any combination thereof as determined by the Executive Compensation Committee.

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Seals in 1999. In addition, there are shown the hypothetical gains or "option spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.

                                       Individual Grants

Name                   Number of Shares      Percent     Exercise    Market
                         Underlying          Of Total    Or Base     Price
                         Options             Options     Price       On Date
                         Granted             Granted     ($/Sh)      Of Grant
                           (#)              In Fiscal                ($/Sh)
                                              Year
                                               (%)

Ronald G. Seals           1,275                42%       $38.00       $38.00

Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Seals as of December 31, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Corporation's Common Stock at December 31, 1999. For purposes of the following table, the year-end price of the stock was assumed to be $38.00.
 Because there is not an established trading market for the Common Stock, the assumed price of $38.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investments.


Name               Number of Shares                Value of Unexercised
                   Underlying Unexercised          In-the-Money Options
                   Options at Fiscal Year End      At Fiscal Year End
                   (#)                             ($)

                   Exercisable  Unexercisable      Exercisable Unexercisable

Ronald G. Seals      1,895         2,380             $21,120       $15,880

Employee Benefit Plan

Profit Sharing Retirement Plan. The Bank sponsors a tax-qualified profit sharing retirement plan which includes, effective as of January 1, 1996, a qualified cash or deferred (i.e., "401(k)") arrangement and a discretionary company contribution ("Profit Sharing Plan"). The Profit Sharing Plan covers substantially all employees of the Bank; an employee becomes a participant under the plan on the first January 1st or July 1st which coincides with or next follows after twelve (12) consecutive months during which the employee completed at least one thousand (1,000) hours of employment for the Corporation or the Bank. The Bank makes discretionary "profit sharing" contributions under the Profit Sharing Plan and allows participants to make salary deferral and rollover contributions. Participants' salary deferral contributions may be made, on pre-income tax basis, in an amount ranging from 1% to 15% of the participant's "compensation" (as defined). Participants' salary deferral and rollover contributions are fully vested when made; discretionary profit sharing contributions are subject to a vesting schedule pursuant to which participants become vested on a graduated basis, at the rate of 10% per year for the first four full years of service and at the rate of 20% per year thereafter so that a participant will become fully vested in the Bank's profit sharing contributions after completing seven full years of service. In addition, a participant will become fully vested in the balance of his or her account attributable to the Bank's discretionary profit sharing contributions on death, "disability" (as defined), attaining age 65 and termination of the plan. All amounts contributed to the Profit Sharing Plan are invested by the Bank, as Trustee, for the benefit of all participants and their designated beneficiaries.

Upon termination of employment with the Bank or Corporation for any reason, a participant (or his or her designated beneficiary) will be entitled to receive the vested balance of his accounts under the Profit Sharing Plan.
Participants may elect to receive the vested balance of their accounts in either a single lump sum or in monthly, quarterly or annual installments over a fixed period of time, not to exceed the life expectancy of the participant or the joint life and last survivor expectancy of the participant and his or her designated beneficiary. The Profit Sharing Plan also provides for the distribution of the participant salary deferrals on account of "financial hardship" (as defined) and authorizes the making of loans to participants from that portion of their Profit Sharing Plan account attributable to salary deferral contributions.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

The following information is given as of April 14, 2000, for each person known to the Corporation to be the beneficial owner of more than 5% of the Common stock of the Corporation.





                                        Amount and Nature          Percent
Name and Address                     Of Beneficial Ownership of    Class

Doug A. Habig                                104,117                14.01%*
Jasper, IN

John B. Habig                                 90,825                12.22%**
Jasper, IN

Thomas L. Habig                               86,419                11.63%***
Jasper, IN

Springs Valley Bank & Trust Company          144,920                19.50%****
Trustee for Kimball International, Inc.
Retirement Trust
P.O. Box 830
Jasper, IN 47547-0830

* The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig, 2,224 shares held by Joshua David Habig, and 2,088 shares held by Jill Ellen Habig, children of Mr. Douglas A. Habig. The above amount includes 66,206 shares held in the revocable Trust Account of Arnold F. Habig over which Mr. Douglas A. Habig has voting authority with Mr. John B. Habig, and Mr. Thomas L. Habig. Also included are 14,056 shares held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority.

** The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, and 2,048 shares held by Baden-Baden for John B. Habig FBO Jon Hudson, grandchildren of Mr. John B. Habig. The above amount also includes 66,206 shares held in the Revocable Trust of Arnold F. Habig over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas L. Habig.

*** The above amount includes 66,206 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. John B. Habig and 2,088 shares held by Roberta Habig, wife of Mr. Thomas L. Habig.

**** Baden-Baden is nominee holder of beneficial shares owned by Springs Valley Bank & Trust Company as Trustee for Kimball International, Inc. Retirement Trust. These shares are voted by an independent third party.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

During 1999, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank. Additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
 (b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1999.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended December
                     31, 1999 (incorporated in part into this form 10-K by
                      reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
 (d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.
       Exhibit 27 - Financial data schedule


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




By:                                 By:
John B. Habig                       David Rees
Chairman of the Board      3/27/00  Principal Financial and Accounting 3/27/00
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/27/00  Ronald G. Seals,
                                    Principal Executive Officer and    3/27/00
                                     Director



By:                                 By:
Gary P. Critser, Director  3/27/00  Brian K. Habig, Director           3/27/00




By:                                 By:
Thomas L. Habig, Director  3/27/00  James C. Tucker, Director          3/27/00




By:                                 By:
Ronald J. Sermersheim, Director     Hilbert Lindsey, Director          3/27/00
                           3/27/00



By:
Ronald J. Thyen, Director  3/27/00
Index to Exhibits

Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 1998
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule

Exhibit 13

During the past year SVB&T Corporation enjoyed excellent growth in deposits and loans. However, we experienced a decline in earnings from the previous year.

Financial Highlights of the year:
   Net income decreased 23% to $1,404,557.
   Net income per share was $1.88 down from $2.45 earned in 1998.
   Cash dividends increased from $.60 per share to $.69 per share up 15%. Book value per share is $27.41.
   Deposits increased $22 million to $181 million.
   Loans increased $31 million to $173 million.

Financial Highlights details are contained in the following reports.

January 1, 2000 is a thing of the past, and refreshing it is. Now we can concentrate our efforts toward what we do best, banking. Significant amounts of physical and financial resources were directed toward the computer conversion (Y2K) in the past two years. The efforts of our industry and our bank proved successful. There were no Y2K problems experienced by Springs Valley Bank.

Income decreased in 1999 to $1.4 million from our record year 1998 of $1.8 million. The decline in income was a result of one time non-recurring expenses plus a significant addition to the loan loss reserve account. Our reserve account was increased by $521 thousand to accommodate our $30 million increase in loans.

Our bank enjoyed an excellent year of growth. Deposits grew from $159 million to $181 million up 13.8%, loans increased from $145 million to $173 million an increase of 19.3%, and total assets increased from $182 million to $217 million up 19.2%. The excellent growth achieved in 1999 was a result of the efforts put forth by our dedicated staff and the positive quality of their work.

We continue to modernize and upgrade our systems and equipment to provide our customers with the best possible banking services. A new teller system was installed this year, along with new upgrades for our data processing operations. Numerous small enhancements to our electronic systems were necessary to accommodate the millennium change.

Technology is transforming the banking industry. Springs Valley Bank will continue to modernize equipment and operational procedures to gain the advantage of the electronic technologies now available to our industry. Check Imaging, Internet Banking, and Electronic Payments are all in the near future for our bank.

Our entire community was saddened by the loss of our founder and Chairman, Mr. Arnold F. Habig, and long time Director Herbert Thyen. Mr. Habig organized Springs Valley Bank to provide banking in its best tradition to his Kimball employees and the citizens of Orange and Dubois Counties. We are committed to carry on with his sincere concern of providing the best of service to our communities. Mr Thyen was a co-founder of Kimball International, a community leader, and a dedicated member of our board of directors for 40 years.

Mr. John B. Habig was elected Chairman of the Board in May of 1999. John has been a member of our board of directors since January 1959. He has been a positive contributor to our bank's growth and prosperity. Mr. Ronald J. Thyen, senior executive vice president of Kimball International, and Mr. Gary
P. Critser, senior executive vice president and treasurer of Kimball International were elected as directors of our bank and holding company. We look forwad to a long and prosperous relationship with our new directors.

Our staff and directors thank you for your ongoing support and loyalty. We will continue to endeavor to earn and be worthy of your confidence and trust.

Sincerely,





JOHN B. HABIG                                         RONALD G. SEALS
Chairman of the Board                                 President & CEO




CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      December 31

                                              1999                   1998
ASSETS
  Cash and cash equivalents
   Cash and due from banks               $ 5,472,105           $ 4,195,084
   Interest-bearing deposits with banks       18,461                79,396
   Federal funds sold                      5,275,000             2,860,000
     Total cash and cash equivalents      10,765,566             7,134,480
   Investment securities, available
    for sale, at market value             24,898,221            25,474,919
   Investment securities, held to
    maturity, at cost                      1,205,000               590,700

   Loans
     Loans, net of unearned interest     175,119,328           143,668,999
     Allowance for loan losses            (1,627,141)           (1,106,077)

       Net loans                         173,492,187           142,562,922

   Buildings and equipment                 4,522,625             4,820,650
   Interest receivable                     1,463,745             1,195,693
   Deferred income taxes                     165,121                     0
   Other assets                              881,926               961,682

       Total assets                     $217,394,391          $182,741,046

LIABILITIES
   Deposits
     Non-interest bearing               $ 22,101,790        $   12,747,399
     Interest bearing                    159,174,275           146,584,093
       Total deposits                    181,276,065           159,331,492

   Short-term borrowings                   5,000,000                     0
   Interest payable                          783,971               712,651
   Deferred income taxes                           0               549,999
   Other liabilities                         865,326               813,410
   Long-term borrowings                    9,100,000             1,000,000
       Total liabilities                $197,025,362          $162,407,552

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS  EQUITY
   Common stock (No par value:
   800,000 shares authorized and issued)     200,000               200,000
   Surplus                                 6,170,109             6,124,070
   Retained earnings                      15,544,930            14,655,040
   Accumulated other comprehensive income:
   Net unrealized gains (losses) on investment
     securities available for sale          (544,375)              190,107
   Treasury stock at cost (56,767 shares
      1999, 53,701 shares 1998)           (1,001,635)             (835,723)
      Total shareholders' equity          20,369,029            20,333,494
      Total liabilities and shareholders'
        equity                          $217,394,391          $182,741,046





See notes to consolidated financial statements.










CONSOLIDATED STATEMENTS OF INCOME


                                           Year Ended December 31

                                       1999             1998             1997
Interest Income
   Loans and fees on loans        13,340,512    $  12,479,514    $  11,599,189
   Investment securities:
     Taxable                         999,481        1,441,684        2,386,565
     Tax exempt                      500,291          432,465          411,263
   Federal funds sold                166,728          180,856          130,745

     Total interest income        15,007,012       14,534,510       14,527,762

Interest Expense
   Deposits                        6,781,089        7,160,680        7,475,407
   Short-term borrowings               7,834           42,804          156,431
   Long-term borrowings              540,108           12,550                0
     Total interest expense        7,329,031        7,216,034        7,631,838

Net Interest Income                7,677,981        7,318,485        6,895,924
   Provision for loan losses         850,000          580,000          400,000

Net Interest Income After Provision
   for Loan Losses                 6,827,981        6,738,485        6,495,924

Non-interest income
   Trust Department income           725,423          836,653          816,328
   Service charges on deposit acct.  533,290          615,274          505,042
   Insurance and claims processing   157,290          172,448          177,219
   Other operating income            292,293          248,664          254,815
   Realized security gains            (3,173)           2,055            5,406
     Total non-interest income     1,705,123        1,875,094        1,758,810

Non-Interest Expense
   Salaries and employee benefits  3,613,674        3,381,270        3,294,708
   Premises and equipment expense  1,135,080        1,167,626        1,095,822
   Deposit insurance expense          18,970           19,921           20,367
   Other operating expenses        1,657,823        1,172,780        1,226,701

     Total non-interest expenses   6,425,547        5,741,597        5,637,598

Income Before Income Taxes         2,107,557        2,871,982        2,617,136
   Income taxes                      703,000        1,042,800          921,600
Net Income                       $ 1,404,557      $ 1,829,182     $  1,695,536

Per Share
   Net Income                       $   1.88            $2.45           $ 2.27

   Cash Dividends                       $.66            $ .60            $ .54

Average Shares Outstanding           745,997          748,006          745,800

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS  EQUITY


                                                Accumulated
                                                 Other                   Total
             Common    Capital    Retained Comprehensive Treasury shareholders
             Stock     Surplus     Earnings     Income       Stock      Equity

BALANCE
JAN. 1,1997 $200,000  $6,094,233  $11,981,683 $(133,400) $(813,000)$17,329,516
COMPREHENSIVE
  INCOME 1997
   Net income                       1,695,536                        1,695,536
   Change in unrealized gain
    (loss) on securities available
     for sale, net of deferred
     income tax of $61,092                       98,547                 98,547
   Less reclassifications for
     gain included in net
     income                                      (5,406)               (5,406)

TOTAL COMPREHENSIVE
  INCOME                                                             1,788,677
Cash dividends                       (402,732)                       (402,732)

BALANCE
DEC. 31,1997 200,000   6,094,233   13,274,487   (40,259)  (813,000) 18,715,461

COMPREHENSIVE
  INCOME 1998
   Net income                       1,829,182                        1,829,182
   Change in unrealized gain
    (loss) on securities available
     for sale, net of deferred
     income tax of $151,098                     232,521                232,521
   Less reclassifications for
     gain included in net
     income                                      (2,155)               (2,155)

TOTAL COMPREHENSIVE
  INCOME
                                                                     2,059,548
Cash dividends                       (448,629)
(448,629)
Sold 2,387 shares of treasury
  stock                   29,837                            35,805      65,642
Purchased 1,888 shares of treasury
  stock                                                    (58,528)   (58,528)

BALANCE
DEC. 31,1998 200,000   6,124,070   14,655,040   190,107   (835,723) 20,333,494

COMPREHENSIVE INCOME 1999
   Net income                       1,404,557                        1,404,557
   Change in unrealized gain
    (loss) on securities available
     for sale, net of deferred
     income tax of $481,757                    (737,655)             (737,655)
   Plus reclassifications for
     losses included in net
     income                                       3,173                  3,173

TOTAL COMPREHENSIVE
   INCOME
                                                                       670,075
Cash dividends                       (514,667)                       (514,667)
Sold 2,148 shares of treasury
   stock                  46,039                            32,220      78,259
Purchased 5,214 shares of
   treasury stock                                         (198,132)  (198,132)

BALANCE
DEC. 31,1999 200,000   $6,170,109 $15,544,930$(544,375)$(1,001,635)$20,369,029

See notes to consolidated financial statements.



Consolidated Statements of Cash Flows



                                                 Year Ended December 31
                                        1999          1998              1997
Operating Activities:
Net income                         $ 1,404,557     $1,829,182      $ 1,695,536
Adjustments to reconcile net
income to net cash provided by
operating activities:
     Provision for loan losses         850,000        580,000         400,000
     Depreciation                      461,119        468,307         416,270
     Investment securities amortization 50,786         41,291          18,927
     Investment securities (gains,
     losses)                             3,173         (2,155)         (5,406)
     Gain on sale of building                0              0         (19,700)
     Loss on abandoned equipment        87,314              0               0
     Deferred income taxes            (233,370)        93,769           2,716
     (Increase) decrease in interest
        receivable and other assets   (228,296)       (76,687)        115,331
     Increase in interest payable and
     other liabilities                 123,236         13,676         186,180
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES            2,518,519      2,947,383       2,809,854

Investing Activities:
     Proceeds from sales and
      maturities of investment
      securities available for sale  7,220,309     30,330,259      15,743,865
     Purchases of investment
      securities available for sale (7,913,802)   (17,420,427)     (3,700,315)
     Purchases of investment
      securities held to maturity     (614,300)       (12,400)        (10,900)
     Proceeds from the sale of buildings     0              0          68,653
     Proceeds sale of loans             84,000      4,236,717       2,670,447
     Proceeds  sale of other real
      estate                            40,000              0          68,950
     Net increase in loans         (31,863,265)    (8,177,819)    (20,757,523)
     Additions to buildings
      and equipment                   (250,408)      (255,734)       (457,862)

    NET CASH PROVIDED (USED) BY
    INVESTING ACTIVITIES           (33,297,466)     8,700,596      (6,374,685)

Financing Activities:
     Net increase (decrease)
      in deposits                   21,944,573     (6,539,911)     14,276,354
     Net(decrease) in federal
      funds purchased                        0              0      (8,870,000)
     Net increase(decrease)
      in short-term borrowings       5,000,000     (4,000,000)     (1,000,000)
     Increase in long-term
      borrowings                     8,100,000      1,000,000               0
     Sale of treasury stock             78,259         65,642               0
     Purchase of treasury stock       (198,132)       (58,528)              0
     Cash dividends                   (514,667)      (448,629)       (402,732)

     NET CASH PROVIDED (USED) BY
     FINANCING ACTIVITIES           34,410,033     (9,981,426)      4,003,622

     Increase in Cash and
     Cash Equivalents                3,631,086      1,666,553         438,791

Cash and cash equivalents
    beginning of year                7,134,480      5,467,927       5,029,136

    Cash and Cash Equivalents At
     End of Year                   $10,765,566    $ 7,134,480    $  5,467,927

SUPPLEMENTAL DISCLOSURES:
    Cash paid during the year
     for income taxes                $ 876,673      $ 822,317       $ 865,260
    Cash paid during the year
     for interest                  $ 7,257,711    $ 7,327,681     $ 7,557,568

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

Investment Securities Available for Sale - The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 1999 and 1998, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders equity of comprehensive income. Accreted discounts and amortized premiums are included in earnings using the straight line method. Gains or losses on dispositions are computed using the specific identification method.

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

As part of its interest rate risk management, the Bank sells fixed rate mortgage loans into the secondary market. At December 31, 1999, there were no mortgage loans available for sale.

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


Note 1 - Summary of Significant Accounting Policies (Continued)

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

Income Tax - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale investment securities, allowance for loan losses, accumulated depreciation and loan origination fees. The deferred tax asset or liability represents the future tax return consequences of those differences. SVB&T Corporation and Springs Valley Bank & Trust file consolidated income tax returns. Income tax expense is allocated to each according to actual earnings prior to consolidation.

Net Income Per Share - Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 - Effect Of Changes In Accounting Principles

Effective in 1998, the Bank adopted FASB Statement No. 130, "Reporting Comprehensive Income". The adoption of this accounting standard did not effect the Bank's financial condition or results of operations. It established new rules for reporting comprehensive income which have been reflected in these financial statements.
Note 3 - Restriction On Cash And Due From Banks

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required at December 31, 1999 was $969,000.



Notes To Consolidated Financial Statements



Notes Consolidated Financial Statements

Note 4 - Investment Securities

The amortized cost and estimated market values of investment securities at December 31, 1999 and
1998 were as follows:

                                                       December 31, 1999
                                            Unrealized   Unrealized  Estimated
                                  Amortized   Holding      Holding      Market
Securities Available for Sale        Cost      Gains       Losses       Value

U.S. Government corporations and
 agencies                       $14,087,359  $ 1,286     $(562,264)$13,526,381
States and political
 subdivisions                   $10,705,421   40,691      (340,799) 10,405,313
Mortgage-backed securities      $18,124,837    6,990             0     131,827
Other securities                $18,882,037        0       (47,337)    834,700
Total                           $25,799,654 $ 48,967     $ 950,400$ 24,898,221

                                            Unrealized   Unrealized  Estimated
                                  Amortized   Holding      Holding      Market
Securities Held to Maturity          Cost      Gains       Losses       Value

Equity securities                $1,205,000       $0           $ 0 $ 1,205,000

                                                       December 31, 1998
                                            Unrealized   Unrealized  Estimated
                                  Amortized   Holding      Holding      Market
Securities Available for Sale        Cost      Gains       Losses       Value

U.S. Government corporations and
 agencies                       $15,208,346 $117,771            $0  $5,326,117
States and political
 subdivisions                   $18,803,457  209,396       (13,934)  8,998,919
Mortgage-backed securities      $18,202,817    8,061             0     210,878
Other securities                $18,945,499        0        (6,494)    939,005
Total                           $25,160,119 $335,228     $ (20,428)$25,474,919

                                            Unrealized   Unrealized  Estimated
                                  Amortized   Holding      Holding      Market
Securities Held to Maturity          Cost      Gains       Losses       Value

Equity securities                 $ 590,700      $ 0           $ 0   $ 590,700
The amortized cost and estimated market values of available for sale securities at December 31, 1999 and 1998 by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                          1999                      1998
                                             Estimated              Estimated
                               Amortized     Market     Amortized     Market
Securities Available for Sale     Cost       Value        Cost        Value

Due in one year or less      $  2,879,693  $2,837,746   $1,193,090  $1,198,897
Due after one year but
 within five years             12,680,155  12,317,083   13,078,961  13,196,491
Due after five years but
 within ten years             $17,431,806   7,143,173    8,818,517   8,953,616
Due after ten years           $12,683,163   2,468,392    1,866,734   1,915,037
                               25,674,817  24,766,394   24,957,302  25,264,041
Mortgage-backed securities        124,837     131,827      202,817     210,878
Total                         $25,799,654 $25,898,221  $25,160,119 $25,474,919

Securities available for sale with amortized cost of $14,087,359 at December 31,1999 and $16,208,346 at December 31, 1998 were pledged as collateral on public and other deposits held by the Bank.

Proceeds from sales of securities available for sale during 1999, 1998 and 1997 were $2,000,888, $1,500,000 and $3,986,890. In 1999, gains of $-0- and losses of $3,173 were realized. In 1998, gains of $2,055 and losses of $-0-were realized. In 1997, gains of $6,834 and losses of $1,428 were realized.




 Notes To Consolidated Financial Statements

Note 5 - Loans

Loans at December 31, 1999 and 1998 are comprised of the following:

                                                      1999             1998
Commercial and industrial loans                  $21,945,285     $13,288,770
Real estate loans (including $1,702,613
 and $1,087,000 secured by farm land)             98,851,417      80,802,703
Construction loans                                 6,489,880       1,686,781
Agricultural production financing and
 other loans to farmers                            1,316,334       1,288,661
Individuals' loans for household and other
  personal expenditures                           46,294,540      46,469,853
Lease financing                                      362,883         336,293
                                                 175,260,339     143,873,061
Less: Unearned income on loans                       141,011         204,062
Total loans                                     $175,119,328    $143,668,999

At December 31, 1999 and 1998, the Bank had loans of $1,301,967 and $1,448,563 that were specifically classified as impaired. The average balance of these loans during 1999, 1998 and 1997 was $1,274,676, $1,454,157, and $1,996,569.
The allowance for loan losses contained specifically allocated amounts for these loans at December 31, 1999 and 1998 of $532,151 and $271,403. The following is a summary of cash receipts on the loans and how they were applied in 1999, 1998 and 1997.
                                                     1999      1998     1997
Cash receipts applied to principal                $ 66,234   $74,529 $ 100,939
Cash receipts recognized as interest income        102,885   136,502   108,594

Total cash received                              $ 169,119  $211,031 $ 209,533

All 1 to 4 family residential, first mortgage loans have been pledged as collateral for debt with the Federal Home Loan Bank of Indianapolis. The amounts pledged at December 31, 1999 and 1998 are as follows:
                                                         1999        1998
Loans pledged as collateral                        $ 73,252,093   $59,063,000

Note 6 -Allowance for Loan Losses

The changes in the allowance for loan losses for the years 1999, 1998 and 1997 are as follows:
                                            1999           1998        1997
Balance, January 1                     $ 1,106,077    $ 1,402,500 $ 1,329,295
Loans charged-off                         (442,969)    (1,059,108)   (433,234)
Recoveries                                 114,033        182,685     106,439
Net charged-off                           (328,936)      (876,423)   (326,795)
Provision for loan losses                  850,000        580,000     400,000
Balance, December 31                   $ 1,627,141    $ 1,106,077 $ 1,402,500


Note 7 - Buildings and Equipments

Balances in the buildings, equipment, and related accumulated depreciation accounts at December 31, 1999 and 1998 are as follows:
                                               1999                 1998
Land and bank buildings                   $ 4,957,677          $ 4,932,467
Equipment, furniture and fixtures           4,002,806            5,336,523
Totals                                      8,980,483           10,268,990
Less accumulated depreciation               4,457,858            5,448,340
Net                                       $ 4,522,625          $ 4,820,650

Depreciation expense was $461,119 for 1999, $468,307 for 1998, and $416,270
for 1997.

Note 8 - Deposits

Deposits at December 31, 1999 and 1998 are as follows:
                                               1999                 1998
Demand, non-interest bearing              $22,101,790          $12,747,399
Demand, interest-bearing                   18,974,856           18,037,489
Savings                                    60,200,400           60,204,853
Time deposits, $100,000 and over           28,300,000           22,120,000
Other time deposits                        51,699,019           46,221,751
Total deposits                          $ 181,276,065        $ 159,331,492


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Deposits (Continued)

As of December 31, 1999, the scheduled maturities of time deposits are as follows:

                2000                $55,380,964
                2001                 14,981,743
                2002                  1,860,968
                2003                  1,698,542
                2004 and thereafter   6,076,802
                                  $  79,999,019

Note 9 - Other Short-Term Borrowings

Other short-term borrowings at December 31, 1999 and 1998 are as follows:
                                                   1999                1998
Federal Home Loan Bank advance,
   due June 23, 2000, 6.205% adjustable,
   collateralized by a blanket collateral
   agreement on qualified mortgage loans
   and securities                                $5,000,000           $ 0

Note 10 - Long-Term Borrowings

Long-term borrowings at December 31,1999 and 1998 are as follows:
                                                   1999                1998
Federal Home Loan Bank Indianapolis
 advance, principal due October 5,
 2005, interest payable monthly, 5.02%
 fixed collateralized by a blanket
 collateral agreement on qualified
 mortgage loans and securities                   $1,000,000       $1,000,000

Federal Home Loan Bank Indianapolis
 advance, principal due February 24,2004,
 interest payable monthly, 5.19% fixed
 collateralized by a blanket  collateral
 agreement on qualified mortgage loans and
 securities                                      $5,000,000       $        0

Federal Home Loan Bank Indianapolis advance,
 principal due July 17,  2006, interest
 payable monthly, 6.69% fixed collateralized
 by a blanket  collateral agreement on qualified
 mortgage loans and securities                   $3,100,000       $        0

Total long-term borrowings                       $9,100,000       $1,000,000

As of December 31, 1999, long-term borrowings are scheduled to mature as follows: $5,000,000 in 2004, $1,000,000 in 2005 and $3,100,000 in 2006.

At December 31, 1999, the Bank has the following lines of credit available:

    Federal Home Loan Bank Indianapolis             $10,000,000
    Bank One Indianapolis                           $ 8,500,000
    Bank One Kentucky                               $ 2,500,000
    Federal Reserve Bank of St. Louis               $ 3,500,000
Note 11 - Employee Benefit Plan

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all Employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the plan for the years ended December 31, 1999, 1998 and 1997 was $154,203, $142,483, and
$136,527.

The Bank also has an employee benefit plan which includes a self-insured medical plan, a wholly insured term life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 1999, 1998, and 1997 were $347,940, $278,876 and $245,401.

Note 12 - Income Taxes

The components of the provision for income taxes are:
                                                  1999       1998        1997
Federal income taxes currently payable        $ 695,375   $ 708,424  $ 689,531
Deferred Federal income taxes                  (183,375)     73,776      2,069
Provision for Federal income taxes for
 the year                                     $ 512,000   $ 782,200  $ 691,600

State income taxes currently payable          $ 240,995   $ 240,607  $ 229,353
Deferred state income taxes                     (49,995)     19,993        647
Provision for state income taxes for the year $ 191,000   $ 260,600  $ 230,000

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deferred tax liabilities that are combined to arrive at the net carrying amounts at December 31, 1999 and 1998 are as follows:

Deferred Tax Assets:                            1999           1998
Allowance for loan losses                  $  505,352      $  298,434
Unrealized losses on securities
  available for sale                          357,058               0
Loan fees                                      63,659          67,306
Other                                          32,143          36,525
 Total asset                                  958,212         402,265
Deferred Tax Liabilities:
   Unrealized gains on securities
    available for sale                              0        (124,692)
Depreciation                                 (793,091)       (827,572)
   Net deferred tax (liability)            $  165,121       $(549,999)

Note 13 - Related Party Transactions

Officers and directors of Kimball International, Inc. of Jasper, Indiana, and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB&T Corporation. The Bank is the principal depository for Kimball International, Inc. and is also the trustee for the Kimball International Retirement Trust. Amounts on deposit with the Bank by Kimball International, Kimball International Retirement Plan and Employee Benefit Plan were $4,119,644 at December 31, 1999 and $2,475,521 at December 31,1998.
The Bank serves as Trustee for Kimball International's retirement and employee benefit plans and rents office space to Kimball. Fees paid to the Bank for these services by Kimball International in 1999, 1998 and 1997 were $446,207, $547,704, and $658,000. Amounts receivable from Kimball International for these services were $75,000 at December 31, 1999, $-0- at December 31,1998 and $-0- at December 31, 1997.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectibility. Total loans to executive officers, directors and principal shareholders for 1999 were as follows:

Balance, January 1, 1999                      $2,537,303
New loans                                      3,108,150
Repayments                                      (279,763)
Changes in persons included                      423,925
Balance, December 31, 1999                    $5,789,615

Note 14 - Lease Commitments

Minimum lease payments at December 31, 1999, under operating lease commitments, total $-0-. Operating expenses include rental expense of $600 in 1999, $600 in 1998 and $30,856 in 1997.

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

Financial transactions with off-balance-sheet credit risk at December 31, 1999 and 1998 were as follows:

                                                   1999           1998
Commitments to extend credit                   $25,006,059    $16,118,386
Standby letters of credit                        $ 471,300      $ 611,300

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

Note 16 - Restrictions on Retained Earnings

SVB&T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB&T Corporation without regulatory approval is limited by state law to defined net income for 1999, 1998 and 1997 less any dividends paid in those years. In addition, Federal regulations require the Bank to
maintain certain capital levels based on risk-weighted assets.   At December
31, 1999, approximately $3,080,000 of the Bank's retained earnings were available for dividend payments to the SVB&T Corporation.

Note 17 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Banks financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999 the Bank was categorized by the FDIC as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the institutions category.

The Banks consolidated actual capital amounts and ratios are also presented in the table below.

                            Banks Amounts     Required for     Required to be.
As of December 31, 1999:     and Ratio    Regulatory Purposes  Well
Capitalized

  Tier 1 Capital to Risk-
   Weighted Assets          $20,898,004       $ 6,528,360         $ 9,792,540
                                                                   12.8% 4.0%
                                                                  6% or higher
  Total Capital to Risk-
   Weighted Assets          $22,525,145       $13,056,720         $16,320,900
                                                                   13.8% 8.0%
                                                                 10% or higher


  Tier 1 Capital to Average
   Assets                   $20,898,004       $ 7,992,828         $  9,991,035
                                                                    10.5% 4.0%
                                                                  5% or higher
As of December 31, 1998:

  Tier 1 Capital to Risk-
   Weighted Assets          $19,065,698       $ 5,191,229         $  6,489,037
                                                                    14.7% 4.0%
                                                                  5% or higher
  Total Capital to Risk-
   Weighted Assets          $20,171,775       $10,382,459          $12,978,074
                                                                    15.5% 8.0%
                                                                 10% or higher
  Tier 1 Capital to Average
   Assets                   $19,065,698       $ 7,264,712         $  9,080,890
                                                                   10.5% 4.0%
                                                                  5% or higher

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 18 - Concentrations of Credit

At December 31, 1999 the total amount of due from banks included $1,388,373 with Bank One Kentucky, $397,906 with Old National Bank and $149,496 with German American Bank, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

Approximately 75% of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Dubois and surrounding counties in Southern Indiana. The remaining 25% of the Bank's loans have been made to a diversified mix of customers in central Indiana, in participation with financial institutions in that area. These loans account for a majority of the Bank's commercial and commercial real estate lending activities. The concentrations of credit by type of loan are set forth in
Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sectors in the Southern Indiana area.



Note 19 - Fair Values OF Financial Instruments

Carrying amounts and estimated fair values of financial instruments at December 31, 1999 and 1998 are as follows:
                                  1999                                1998

                             Carrying    Estimated     Carrying      Estimated
                              Amount     Fair Value     Amount      Fair Value
ASSETS
Cash and cash equivalents  $ 5,472,105  $ 5,472,105  $ 7,134,480   $ 7,134,480
Investment securities       26,103,221   26,103,221   26,065,619    26,065,619
Loans                      173,492,187  172,525,979  142,562,922   144,740,788
Interest receivable          1,463,745    1,463,745    1,195,693     1,195,693

LIABILITIES
Deposits                  $181,276,065 $182,123,787 $159,331,492  $160,449,268
Short-term borrowings        5,000,000    5,000,000            0             0
Long-term borrowings         9,100,000    8,605,269    1,000,000       967,461
Interest Payable               783,971      783,971      712,651       712,651

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents
The carrying amounts reported in the consolidated statements of financial condition for cash and federal funds sold is a reasonable estimate of their fair value Investment Securities Fair values for investment securities are based on quoted market prices.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20 - Parent Company Only Financial Statements

Presented below are the condensed, parent company only, financial statements of SVB&T Corporation:
                                                   December 31
Condensed Balance Sheet                      1999               1998

ASSETS
  Cash in bank with subsidiary               $14,736             $21,541
  Investment in subsidiary                19,176,938          19,272,405
  Buildings and equipment                  1,770,277           1,812,395
  Other assets                               156,200             142,000

    Total assets                         $21,118,151         $21,248,341

LIABILITIES
  Accrued Expenses                          $ 86,182             $74,999
  Dividends payable                          133,781             111,945
  Long-term debt with subsidiary             216,471             435,839
  Deferred income taxes                      312,688             292,064
    Total liabilities                        749,122             914,847

SHAREHOLDERS' EQUITY
  Common stock                               200,000             200,000
   Surplus                                 6,170,109           6,124,070
  Retained Earnings                       15,544,930          14,655,040
  Accumulated other comprehensive income    (544,375)            190,107
  Treasury stock                          (1,001,635)           (835,723)

  Total shareholders' equity              20,369,029          20,333,494

  Total liabilities and shareholders'
   equity                                $21,118,151         $21,248,341

Long-term debt with subsidiary consisted of:

  Mortgage payable to Springs Valley
   Bank & Trust Company, Jasper, Indiana
  (the wholly owned subsidiary of SVB&T
   Corporation), variable interest rate,
   8.50% at December 31, 1999 payable in
   monthly installments through 2000, secured
   by branch bank building in Jasper,
   Indiana                                  $216,471            $ 435,839


The scheduled principal reduction of long-term debt at December 31, 1999 is as follows: 2000 $216,471, and thereafter $-0-.

                                                Years Ended December 31

Condensed Statement of Income            1999           1998           1997

INCOME

  Dividends from subsidiary        $   687,280     $   475,700     $   475,700
  Rent from subsidiary                 300,000         300,000         300,000

    Total income                       987,280         775,700         775,700

EXPENSE

  Depreciation                          64,335          65,584          66,834
  Interest on long-term debt            26,120          46,947          61,535
  Other expenses                        79,885          76,198          58,223

     Total expense                     170,340         188,729         186,592

Income before income taxes and
 equity in undistributed earnings
 of subsidiary                         816,940         586,971         589,108
Income tax expense                      51,400          45,900          46,100

Income before equity in undistributed
 earnings of subsidiary                765,540         541,071         543,008
Equity in undistributed earnings
 of subsidiary                         639,017       1,288,111       1,152,528

Net income                          $1,404,557      $1,829,182      $1,695,536


Note 20 - Parent Company Only Financial Statements (Continued)


                                                  Years Ended December 31

Condensed Statement of Cash Flows           1999         1998          1997
Operating Activities:
  Net income                            $1,404,557   $1,829,182    $1,695,536
Adjustments to reconcile net income
 to net cash provided by operating
  activities:
   Depreciation                             64,335       65,584        66,834
   Undistributed net income of subsidiary (639,017)  (1,288,111)   (1,152,528)
   Deferred income taxes                    20,625       20,901        20,962
  (Increase) decrease in other assets      (14,200)     (35,500)      (25,560)
    Increase (decrease) in accrued expenses
   and dividends payable                    33,020       (2,559)       38,189


Net cash provided by operating activities  869,320      589,497       643,433


Investing Activities:

  Additions to buildings and equipment     (22,217)      (4,069)            0
  Net cash used by investing activities    (22,217)      (4,069)            0


Financing Activities:

  Net treasury stock activity              (119,873)      7,114             0
  Dividends paid                           (514,667)   (448,629)     (402,732)
  Principal payment on long-term debt      (219,368)   (216,228)     (169,470)

  Net cash used by financing activities    (853,908)   (657,743)     (572,202)

  Increase (decrease) in cash and cash
   equivalents                               (6,805)    (72,315)       71,231
  Cash and cash equivalents beginning of
    year                                     21,541      93,856        22,625
  Cash and cash equivalents end of year    $ 14,736    $ 21,541      $ 93,856




To The Shareholders and Board of Directors
SVB&T Corporation and Subsidiary
French Lick, Indiana

We have audited the accompanying consolidated statements of financial condition of SVB&T Corporation and Subsidiary as of December 31, 1999 and 199, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB&T Corporation and Subsidiary at December 31, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





NONTE & COMPANY LLC
Certified Public Accountants

Jasper, Indiana
January 28, 2000

"Upon written request, SVB&T Corporation will provide financial data as reported on Securities and Exchange Commission Form 10K. Written requests are to be addressed to David Rees, Sr. Vice President, Cashier and CFO, SVB&T Corporation, P.O. Box 191, French Lick, IN 47432."



                            SUMMARIZED FINANCIAL DATA
                     (Dollars in thousands, except per share)

                               1999        1998       1997      1996     1995
EARNINGS FOR THE YEAR

Net interest income          $ 7,678     $ 7,318    $ 6,896   $ 6,553  $ 5,935
Provision for loan losses        850         580        400       290      314
Non-interest income            1,705       1,875      1,759     1,606    1,510
Non-interest expenses          6,426       5,742      5,638     5,558    5,468
Net income                     1,405       1,829      1,696     1,661    1,213

PER SHARE

Shares outstanding           745,994     748,006    745,800   745,800  745,800
Net income                      1.88        2.45       2.27      2.23     1.63
Cash dividends paid             0.69        0.60       0.54      0.48     0.46
Book value                     27.41       27.18      25.09     23.24    21.95

FINANCIAL CONDITION AT YEAR END

LOANS

Real estate                   98,851      80,803     79,491    67,859   64,585
Consumer                      46,295      46,470     40,859    38,452   35,341
All other                     29,751      16,396     20,254    16,548   12,573
Allowance for loan losses     (1,627)     (1,106)    (1,403)   (1,329) (1,349)

Net loans                    173,270     142,563    139,201   121,530  111,150

INVESTMENTS AND FUNDS SOLD

U.S. and Agency               13,526      15,326     28,395    39,468   43,274
Municipal                     10,405       8,999      8,837     9,610   13,635
Federal funds and other        7,447       4,010      1,710       867    9,550
Total investments and
 funds sold                   31,378      28,335     38,942    49,945   66,459

TOTAL ASSETS                 217,394     182,741    190,404   184,362  189,877

DEPOSITS
Demand deposits               41,077      30,785     26,032    26,665   26,431
Certificates and IRAs         79,969      68,341     80,573    73,300   99,101
Savings and club              60,200      60,205     59,266    51,630   46,233

Total deposits               181,246     159,331    165,871   151,595  171,765

SHAREHOLDERS' EQUITY        $ 20,369   $  20,333   $ 18,716 $  17,330 $ 16,372



Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  1999        1998         1997
Primary
 Weighted average shares
  outstanding                $  745,994  $  748,006   $  745,800
 Net Income                   1,404,557   1,829,182    1,695,536
 Net income per common share $     1.88  $     2.45   $     2.27

SVB&T Corporation has no common stock equivalents


Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana


Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated January 28, 2000, included in the 1999 Annual Report to Shareholders of SVB&T Corporation.


NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 30, 2000