Form 10-Q
period 2000-03-31
SVB&T CORP /NEW
filed 2000-05-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 745,028 shares outstanding at May 10, 2000. The Registrant holds 54,972 shares in the form of Treasury Stock.









                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 2000 and 1999 and December 31, 1999...............     3

         Consolidated Statement of Income
          Three months ended March 31, 2000 and 1999..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 2000 and 1999.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2000 and 1999..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12


















SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              2000          1999           1999
____________________________________________________________________________
ASSETS:
Cash and due from banks                  4,590         4,141         5,472
Federal funds sold                           0         1,060         5,275
Interest bearing deposits in other banks    61            54            18
    Total cash and cash equivalents      4,651         5,201        10,765
Investment securities, available for
 sale (carried at market value)         26,097        24,168        26,103
  Loans
  Loans, net of unearned interest      184,027       152,703       175,119
  Allowance for loan losses             (1,662)       (1,198)       (1,627)
    Net loans                          182,365       151,505       173,492
Buildings and equipment                  4,491         4,743         4,523
Other real estate                            0             0             0
Interest receivable                      1,514         1,147         1,464
Deferred income taxes                      525             0           165
Other assets                             1,083         1,008           882
   Total Assets                        220,726       187,826       217,394
Liabilities:
Deposits
  Non-interest bearing demand           11,884        11,753        22,102
  Interest bearing                     161,511       147,615       159,174
  Total Deposits                       173,395       159,368       181,276
Federal Funds Purchased                  3,460             0             0
Other Short Term Borrowings              5,000         5,000         5,000
Interest payable                           813           729           784
Deferred income taxes                        0           527             0
Other liabilities                        1,182           626           865
Long-Term Borrowings                    16,100         1,000         9,100
       Total Liabilities               199,950       167,250       197,025
SHAREHOLDERS' EQUITY:
Common stock                               200           200           200
Capital surplus                          6,211         6,165         6,170
Retained earnings                       15,956        14,940        15,545
Net unrealized gain (loss) on
 investment securities                    (616)          155          (544)
Treasury stock at cost (51,813 shares)    (975)         (884)       (1,002)
   Total Shareholders' Equity           20,776        20,576        20,369
Total Liabilities and
   Shareholders' Equity                220,726       187,826       217,394





                       (Dollar amounts in thousands)





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    2000               1999
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        3,946              3,044
Investment securities:
  Taxable                                          271                242
  Non-taxable                                      117                103
Federal funds sold and securities
 purchased under agreements to resell                2                 18
        Deposits with banks                          0                  0
          Total Interest Income                  4,336              3,407
INTEREST EXPENSE:
Deposits                                         1,884              1,565
Other Short Term Funds Borrowed                    146                 27
Long-Term Borrowings                               144                 13
  Total interest expense                         2,174              1,605
  Net interest income                            2,162              1,802
Provision for loan losses                           75                135
  Net interest income after
  provision for loan losses                      2,087              1,667
NON-INTEREST INCOME:
Trust fees                                         173                173
Service charges on deposit accounts                123                123
  Insurance and claims processing                   41                 41
Securities gains (losses), net                       4                  0
Other Income                                        40                 46
  Total Non-interest Income                        381                383
NON-INTEREST EXPENSE:
Salaries and employee benefits                     925                887
Premise and equipment expense                      348                217
FDIC Deposit expense                                 9                  3
Other expenses                                     427                351
  Total non-interest expense                     1,709              1,458
Income before income taxes                         759                592
Provision for income tax                           284                195
  Net Income                                       475                397
NET INCOME PER COMMON SHARE:
  Primary                                          .64                .53
   Weighted average common shares
   outstanding                                 745,028            747,536
DIVIDENDS DECLARED:
  Cash dividends                                  0.15               0.15

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended March 31,
(unaudited)                                         2000               1999
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         475                 397
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                    1                   4
Depreciation                                         101                  97
Net premium amortization (discount accretion)
 of investment securities                             10                   6
Provision of loan losses                              75                 135
Decrease(increase) in interest receivable             50                  49
(Increase) decrease in other assets                 (661)                (46)
Increase (decrease) in accrued expenses and
other liabilities                                    346                (194)
  Net cash flows provided by operating
  activities                                         397                 448
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                       (43)                 25
Purchase of investment securities available
for sale                                          (1,536)               (997)
Proceeds from maturities and paydowns of
investment securities available for sale           1,412               2,888
Net (increase) decrease in loans                  (9,015)             (9,340)
Purchase of premises and equipment                   (69)                (19)
  Net cash flows used in investing
  activities                                      (9,251)             (7,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                    (10,218)               (995)
  Total interest-bearing deposits                  2,337               1,031
Federal Funds Purchased                            3,460                   0
  Other Short-Term Borrowings                          0               5,000
  Long-Term Borrowings                             7,000                   0
Cash dividends paid                                  134                 112
Treasury Stock Sold                                   27                  41
Treasury Stock Purchased                               0                 (48)

  Net cash flows provided by (used in)
  financing activities                             2,740               5,141
Net increase (decrease) in cash equivalents       (6,114)             (1,854)

Cash and cash equivalents at beginning of
 period                                           10,765               7,055
Cash and cash equivalents at end of period         4,651               5,201
Total interest paid                                2,145               1,589
Total taxes paid                                     333                 266



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      2000                1999
__________________________________________________________________________

Balance, beginning of period                   20,369              20,333
  Net income                                      475                 397
  Cash dividends                                 (134)                (12)
  Net unrealized gain (loss) on investment
  securities                                      (72)                (35)
  Sales of Treasury Stock                         138                  41
  Purchase of Treasury Stock                        0                 (48)
Balance, end of period                         20,776              20,576



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


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 2000 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 2000  March 31, 1999  Dec. 31, 1999
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            13,460         13,249         13,526
States and political subdivisions     10,468          9,279         10,405
Mortgage - backed securities             130            174            132
Other domestic securities                834            875            835
Equity Securities                      1,205            591          1,205
Total Investment Securities           26,097         24,168         26,103




                                March 31, 2000  March 31, 1999  Dec. 31, 1999
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       27,655         12,906         21,945
Real estate loans                    100,303         89,240         98,851
Construction loans                     7,129          2,209          6,490
Agricultural production financing
     and other loans to farmers        1,852          1,324          1,316
Individual loans for household
     and other personal expense       46,549         46,074         46,295
Economic development revenue bonds         0              0              0
Lease Financing Receivable               348            451            336
Other Loans Excluding Consumer           332            650              0
Less: Unearned income on loans           141            151            141
Total Loans                          184,027        152,703        175,119



                         (Dollars amounts in thousands)




PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $475,000 represents an increase of $78,000 or 20% from the $397,000 reported for the same period last year. This resulted from an increase in the net interest income during the first quarter of 2000.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 2000, net interest income increased by $360,000 or 20% for the same period in 1999. The net interest margin increase compared to the same period last year was primarily a result of rates of return on adjustable rate mortgages increases. The loan volume has increased $8,908,000 comparing 2000 to 1999. Loan yields are higher than investment yields which increase the net interest income.


OTHER INCOME

Other income of $381,000 for the first quarter of 2000 is $2,000 or 1% less than the same period for 1999. All incomes have remained at the same level as last year.


OTHER EXPENSES

For the first three months of 2000, other expenses increased by $251,000 to $1,709,000 compared to $1,458,000 for the same period of 1999. This is due to a 5% increase in employee benefits and increased computer expenses.











ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,662,000 at March 31, 2000 compared to $1,198,000 at March 31, 1999.

At March 31, 2000 the allowance for possible loan losses was .90% of total loans, net for unearned interest. This compares to an allowance of .78% at March 31, 1999. Net charge offs for the first three months of 2000 were $40,000, compared to $43,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $1,662,000 is adequate.



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

As of March 31, 2000 the rate-sensitive assets were 61% of rate-sensitive liabilities in the 1-180 day maturity category and 74% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 2000 was $20,776,000 compared to $20,576,000 for the same period last year. This increase is attributed to the increase in Net Income for 1999 and the increase of the net unrealized loss on investment securities.











(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 2000 the corporation's leverage capital ratio was 9.26% which compared to 10.95% at March 31, 1999.


As of March 31, 2000 the corporation's total risk-based capital ratio was 12.49% compared to 15.17% at March 31, 1999.


These ratios are in excess of regulatory requirements of 4% for leverage capital and 8% for total risk-based capital.






































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




Date:  May 12, 2000