Form 10-Q
period 2000-06-30
SVB&T CORP /NEW
filed 2000-08-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 745,028 shares outstanding at August 14, 2000. The Registrant holds 54,972 shares in the form of Treasury Stock.




















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          June 30, 2000 and 1999 and December 31, 1999................     3

         Consolidated Statement of Income
          Three and six months ended June 30, 2000 and 1999...........     4

         Consolidated Statement of Cash Flows
          Six months ended June 30, 2000 and 1999.....................     5

         Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 2000 and 1999.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12













SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                           June 30,     June 30, December 31,
   (unaudited)                               2000         1999         1999
ASSETS:
Cash and due from banks                     6,600         5,071        5,472
Federal funds sold                          2,015        12,070        5,275
    Total cash and cash equivalents         8,615        17,141       10,747
Interest bearing deposits in other banks       51            48           18

Investment securities, available for
sale (carried at market value)             26,622        25,153       24,898
Investment securities, held to maturity,
at cost                                     1,805           705        1,205
Loans
  Loans, net of unearned interest         191,181       159,634      175,119
  Allowance for loan losses                (1,636)       (1,529)      (1,627)
    Net loans                             189,545       158,105      173,492
Buildings and equipment                     4,540         4,638        4,523
Other real estate                              40             0            0
Interest receivable                         1,833         1,374        1,464
Deferred income taxes                         190             0          165
Other assets                                1,818           776          882
    Total Assets                          235,074       207,940      217,394
LIABILITIES:
Deposits
  Non-interest bearing demand              12,229        12,257       22,102
  Interest bearing                        163,816       159,894      159,174
  Total Deposits                          176,045       172,151      181,276
Federal Funds Purchased                         0             0            0
Other Short Term Borrowings                 5,000         5,000        5,000
Long-Term Borrowings                       31,100         9,100        9,100
Interest payable                              814           775          784
Deferred income taxes                           0           292            0
Other liabilities                             911           596          865
    Total Liabilities                     213,870       187,914      197,025
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,211         6,165        6,170
Retained earnings                          16,350        14,847       15,545
Net unrealized gain (loss) on
investment securities                        (582)         (302)        (544)
Treasury stock at cost (53,867 shares )      (975)         (884)      (1,002)
    Total Shareholders' Equity             21,204        20,026       20,369
Total Liabilities and
    Shareholders' Equity                  235,074       207,940      217,394











The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       2000       1999      2000      1999
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans            4,082      3,248     8,028     6,292
Investment securities:
  Taxable                              292        243       563       485
  Non-taxable                          125        117       242       220
Federal funds sold and
securities purchased under
agreements to resell                    21         37        23        55
Deposits with banks                      2          1         2         1
  Total Interest Income              4,522      3,646     8,858     7,053
INTEREST EXPENSE:
Deposits                             1,908      1,651     3,792     3,216
Other Short term Funds Borrowed        100       (22)       246         5
Long-term Borrowings                   390        118       534       131
  Total interest expense             2,398      1,747     4,572     3,352
Net interest income                  2,124      1,899     4,286     3,701
Provision for loan losses               75        565       150       700
  Net interest income after
  provision for loan losses          2,049      1,334     4,136     3,001
NON-INTEREST INCOME:
Trust fees                             172        172       345       345
Service charges on
deposit accounts                       136        250       259       373
Securities gains (losses), net          (8)        (3)       (4)       (3)
Other Income                           112        (71)      193       (25)
  Total Non-interest Income            412        389       793       772
NON-INTEREST EXPENSE:
Salaries and employee benefits         962        990     1,887     1,877
Premise and equipment expense          175        228       523       445
FDIC Deposit expense                     9          7        18        10
Other expenses                         452        499       879       850
  Total non-interest expense         1,598      1,724     3,307     3,182
Income before income taxes             863        (1)     1,622       591
Provision for income tax               265       (43)       549       152
  Net Income                           598        42      1,073       439
NET INCOME PER COMMON SHARE:
  Primary                              .80        .06      1.44       .59
Weighted average common shares
 outstanding                       745,028    746,133   745,028   746,133
DIVIDENDS DECLARED:
  Cash dividends                      0.15       0.15      0.30      0.30


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      2000              1999
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    1,073                439
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                 0                  4
Depreciation                                      120                220
Net premium amortization (discount
accretion)
 of investment securities                          18                 12
Provision of loan losses                          150                700
Decrease(increase) in interest receivable        (369)              (178)
(Increase) decrease in other assets              (951)               186
Increase (decrease) in accrued expenses and
other liabilities                                  76               (413)
  Net cash flows provided by operating
  activities                                      117                970
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                    (33)               (31)
Purchase investment held to maturity             (600)                 0
Purchase of investment securities available
for sale                                       (3,367)            (5,501)
Proceeds from maturities and paydowns of
investment securities available for sale        1,563              4,976
Net (increase) decrease in loans              (16,243)           (15,956)
Purchase of premises and equipment               (138)               (37)
  Net cash flows used in investing
  activities                                  (18,818)           (16,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                  (9,873)              (491)
  Total interest-bearing deposits               4,642             13,310
  Other Short-Term Borrowings                       0              5,000
  Long-Term Borrowings                         22,000              8,100
Cash dividends paid                              (268)              (247)
Treasury Stock Sold                               138                 41
Treasure Stock Purchased                          (70)               (48)
  Net cash flows provided by (used in)
  financing activities                         16,569             25,665
Net increase in cash equivalents               (2,132)            10,086
Cash and cash equivalents at beginning of
period                                         10,747              7,055
Cash and cash equivalents at end of period      8,615             17,141
Total interest paid                             4,542              3,290
  Total taxes paid                                850                266


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Six Months Ended June 30,
(unaudited)                                         2000               1999
______________________________________________________________________________
Balance, beginning of period                       20,369            20,333
  Net income                                        1,073               439
  Cash dividends                                     (268)             (247)
  Net unrealized gain (loss) on investment
  securities                                          (38)             (492)
Sale of Treasury Stock                                138                41
Purchase of Treasury stock                            (70)              (48)
Balance, end of period                             21,204            20,026








































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


                                   June 30,2000  June 30, 1999  Dec. 31, 1999
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            14,460          13,743         13,256
States and political subdivisions     11,251          10,378         10,405
Mortgage - backed securities              79             186            132
Other domestic securities                832             846            835
Equity Securities                      1,805             705          1,205
Total Investment Securities           28,427          25,858         26,103






                                   June 30, 2000  June 30, 1999  Dec. 31, 1999
______________________________________________________________________________
LOANS:
Commercial and industrial loans          37,367       14,571         21,945
Real estate loans                        94,803       93,484         98,851
Construction loans                       15,990        1,781          6,490
Agricultural production financing
     and other loans to farmers           2,220        1,644          1,316
Individual loans for household
     and other personal expense          40,209       48,242         46,295
Economic development revenue bonds            0            0              0
Lease Financing Receivable                  334          390            336
Other Loans Excluding Consumer              397            0              0
 Less: Unearned income on loans            (139)        (148)          (141)
Total Loans                             191,181      159,964        175,119






PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $1,073,000 represents an increase of $634,000 or 52% from the $439,000 reported for the same period last year. The second quarter earnings of $598,000 represents an increase of $556,000 from the $42,000 reported for the second quarter of 1999. The reduced income in 1999 is a direct result of Reserve for Bad Debts allocations to covered charge-offs and future considerations.

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

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first six months of 2000, net interest income increased by $585,000 or 16% for the same period in 1999. The second quarter net interest income for 2000 increased by $225,000 or 12% compared to the second quarter of 1999. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments.

OTHER INCOME

Other income of $849,000 for the first two quarters of 2000 is $21,000 or 3% higher than the same period for 1999. The increase is due to an increase in Alternative investments Income and adjustments made in 1999 that reduced other income. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.

NON-INTEREST EXPENSES

For the first six months of 2000, other expenses increased by $125,000 or 4% compared to the same period of 1999. The three months ended June 30, 2000 total other expense decrease was $126,000 or 7% over that same period for 1999. This decrease is principally the effect of adjustment for credit card rebates in 1999.




ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,636,000 at June 30, 2000 compared to $1,529,000 at June 30, 1999 and $1,627,000 as of December 31, 1999.

At June 30, 2000 the allowance for possible loan losses was .88% of total loans, net for unearned interest. This compares to an allowance of .96%
at June 30, 1999. Net charge offs for the first six months of 2000 were $142,000 compared to $277,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,636,000 is adequate.


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

As of June 30, 2000 the rate-sensitive assets were 72% of rate-sensitive of liabilities in the 1-180 day maturity category and 80% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 2000 was $21,204,000 compared to $20,026,000 for the same period last year. The shareholder's equity has increased by $1,178,000 or 6% from June 30, 1999 to June 30, 2000. This increase is attributed to profits.















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 2000 the bank's leverage capital ratio was 8.37% which compared to 10.09% at June 30, 1999.


As of June 30, 2000 the bank's total risk-based capital ratio was 12.01% compared to 12.27% at June 30, 1999.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for tier II risk-based capital.



PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         None


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 18, 2000.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Brian K. Habig, Douglas A. Habig, John B. Habig, Thomas L. Habig, Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, Ronald J. Thyen, James C. Tucker, and Gary P. Critser.
         (c) The shareholders unanimously approved the action of the directors and officers since the 1999 annual meeting of shareholders. A total of 380,346 shares were voted in person and 246,120 shares voted by proxy. This totals 626,466 shares voted in approval of the 745,028 shares outstanding.

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




Date:  August 10, 2000