Form 10-K
period 2000-12-31
SVB&T CORP /NEW
filed 2001-03-26
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 2000
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 2001 was approximately $10,764,360.

The number of shares outstanding of each of the registrant's classes of common stock as of March 17, 2001 was 747,100.

Portions of the 2000 Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Part II.












SVB&T Corporation 2000 Annual Report on Form 10-K
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

The Company's sole subsidiary is Springs Valley Bank & Trust Company (the "Bank"), which operates two banking offices in Orange County, Indiana, three offices in Dubois County, Indiana and a banking office in Clark County, Indiana. The Company became a holding company for the Bank in early 1983. At present, the business of the Company is the management of the operations of the Bank. The Bank is engaged in the business of providing a wide range of financial services which include:

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

    (VI) acting as an agent for, property and casualty insurance, and health insurance; and owning a interest in a Reinsurance Company For credit insurance products

   (VII)   acting as a broker for residential and commercial real estate.

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

The bank employees 111 full-time equivalents which are provided benefits and with whom it enjoys excellent relations.

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


At December 31, 2000, the company had total assets of $247 million, total deposits of $186 million, and total equity capital of $22 million.

SUPERVISION AND REGULATION

Both the Company and the Bank operate in highly regulated environments and are subject to supervision and regulation by several governmental regulatory agencies, including the Federal Reserve Board, the FDIC, and the Indiana Department of Financial Institutions. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on our business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

SVB&T Corporation

The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

The Company does not currently plan to engage in any activity other than owning the stock of the Bank.

Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company=s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.

Springs Valley Bank & Trust Company

General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions and the FDIC regulate or monitor virtually all areas of the Bank=s operations. The Bank must undergo regular on site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana-chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution=s capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation
(FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and we may not be able to pass these costs on to our customers.

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must:

     be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

     not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. Under Indiana law, the Bank may pay dividends from its undivided profits in an amount declared by its board of directors, subject to prior approval of the Indiana Department of Financial Institutions if the proposed dividend, when added to all prior dividends declared during the current calendar year, would be greater than the current year's "net profits" and retained "net profits" for the previous two calendar years. Federal law generally prohibits the Bank from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Branching and Acquisitions. Branching by the Bank requires the prior approval of the FDIC and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.

Community Reinvestment Act. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. Neither the Company nor the Bank has received any notice indicating that either is subject to higher capital requirements.

The federal bank regulatory authorities have also implemented a leverage ratio to supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base.


The following are the Company's regulatory capital ratios as of December 31, 2000:

                         Tier 1 Capital:    12.40%
                         Total Capital:     13.30%
                         Leverage Ratio:     9.70%

The following are the Bank's regulatory capital ratios as of December 31, 2000:

                          Tier 1 Capital:   11.60%
                          Total Capital:    12.52%
                          Leverage Ratio:    9.10%


The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2000, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

        Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

       Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

      rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to the:

       Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

       Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers= rights and liabilities arising from the use of automated teller machines and other electronic banking service.

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution=s affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Recent Legislative Developments. On November 12, 1999, the President of the United States signed into law the Financial Services Modernization Act of 1999, which for the first time allow banks, securities firms and insurance companies to affiliate in a new financial holding company structure. Neither the Company nor the Bank can predict what impact the Financial Services Modernization Act will have on financial institutions. One consequence may be increased competition from large financial services companies that, under this new law, will be permitted to provide many types of financial services to customers.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.


Item 2. Property

The Bank properties consist of the home office, located at 505 South Maple Street in French Lick, Indiana, and branch offices located at Broadway Avenue in West Baden Springs; 1500 Main Street in Jasper, Indiana; 865 3rd Avenue in Jasper, Indiana; and 614 E Water Street in Borden, Indiana; and a leased office at 241 US 231 South in Jasper, as well as eleven automated teller machines, six in Jasper, one in West Baden, one in French Lick, one in Borden, one in Salem and one in Santa Claus. All cities are located in Indiana. The Company has no separate offices.

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

    Year     Quarter  High/Per Share   Low/Per Share
    2000        1         $40              $38
                2         $40              $38
                3         N/A              N/A
                4         $40              $39

    1999        1         $38              $35
                2         $35              $35
                3         $35              $35
                4         $38              $38

The company has 328 shareholders on record as of March 10, 2000.

The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        1999              $.15     $.18     $.18     $.18
        2000              $.18     $.18     $.18     $.18

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 2000 approximately $3,129,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.

PART II

Item 6.  Selected Financial Data
                              (dollars in thousands except per share data)
Summary of Operations            2000     1999      1998      1997     1996

Interest and Fees on Loans  $  16,933  $ 13,341 $ 12,480  $ 11,599  $  10,317
Interest on Investments         1,778     1,666    2,055     2,929      3,767
  Total Interest Income        18,711    15,007   14,535    14,528     14,084
Interest on Deposits            8,135     6,781    7,161     7,475      7,468
Interest on Short-term
 Borrowing                        148         8       43       157         63
Interest on Long-term Debt      1,766       540       12         0          0
  Total Interest Expense       10,049     7,329    7,216     7,632      7,531
Net Interest Income             8,662     7,678    7,319     6,896      6,553
Provision for Loan Losses         300       850      580       400        290
Net Interest Income after
 Provision for Loan Loss        8,362     6,828    6,739     6,496      6,263
 Service Charges on Deposit
 Accounts                         534       533      615       505        365
Other Income                    1,209     1,172    1,260     1,254      1,241
 Total Other Income             1,743     1,705    1,875     1,759      1,606
Salaries and Benefits           3,870     3,614    3,381     3,295      3,236
Other Expenses                  3,108     2,811    2,361     2,343      2,322
  Total Other Expenses          6,978     6,452    5,742     5,638      5,558
Income Before Income Tax        3,127     2,108    2,872     2,617      2,311
Income Tax Expense              1,088       703    1,043       922        650
Net Income                      2,039     1,405    1,829     1,695      1,661

Year-end Balances
Total Assets                  247,759   217,394  182,741   190,404    184,362
Total Loans, Net              203,001   173,492  142,563   139,202    121,530
Total Long-term Debt           31,100     9,100    1,000         0          0
Total Deposits                186,360   181,276  159,331   165,871    151,595

Total Shareholders' Equity     22,469    20,369   20,333    18,715     17,330
Per Share Data
Net Income                       2.74      1.88     2.45      2.27       2.23
Cash Dividends                    .72       .69      .60       .54        .48

Shareholders' Equity,
 End of Year                    30.16     27.30    27.18     25.09      23.24

Other Data at Year-end
Number of Employees               111       106      104       107        115
Weighted Average Number
 of Shares                    745,017   745,994  745,806   745,800    745,800

Return on Assets                  .86%      .70%     .98%      .90%       .87%
 Return on Shareholders' Equity 10.01%     6.90%    9.66%    10.43%      9.86%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)

                            2000                1999                 1998
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks                69      3 4.35%     67      3 4.48%     82      4 4.88%
Federal funds sold  1,309     73 5.58%  3,323    167 5.03%  3,285    181 5.51%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed  14,828    927 6.25% 14,748    885 6.00% 22,772  1,371 6.02%
 States and political
  subdivisions     11,321    849 7.50%  9,887    723 7.31%  8,422    634 7.53%
 Other securities   2,445    194 7.93%  1,774    115 6.48%  1,076     74 6.88%
TOTAL INVESTMENT
 SECURITIES        28,594  1,970 6.89% 26,409  1,723 6.52% 32,270  2,079 6.44%
 Loans: (1) (2)
 Commercial        53,966  5,004 9.27% 39,196  3,451 8.80% 33,295  3,068 9.21%
 Installment, net of
  unearned income  48,437  4,612 9.52% 44,519  4,090 9.19% 46,602  4,292 9.21%
 Real Estate       87,707  7,182 8.19% 74,459  5,662 7.60% 60,094  5,000 8.32%
 Credit Card
  and Other         1,059    13512.75%  1,033    13813.36%    837    11613.86%
TOTAL LOANS       191,169 16,933 8.86%159,207 13,341 8.38%140,828 12,476 8.86%
 TOTAL EARNING
  ASSETS          221,141 18,979 8.58%189,006 15,234 8.06%176,465 14,740 8.35%
 Less: Allowance
  for Losses       (1,671)             (1,394)             (1,254)
Non-Earning Assets:
 Cash and due
  from banks        4,806               4,904               4,867
  Other Assets      7,470               7,055               7,183
TOTAL ASSETS      231,746             199,571             187,261


LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         40,167   959  2.38% 43,248  1,029  2.38% 43,159 1,192 2.76%
 Money market
  accounts         37,194 2,078  4.42% 32,266  1,426  4.42% 30,482 1,468 4.82%
Certificates of
  deposit $100,000
  and over         31,498 1,859  5.46% 26,864  1,467  5.46% 22,120 1,222 5.52%
Other time deposits55,621 3,239  5.39% 53,019  2,859  5.39% 57,502 3,279 5.70%
TOTAL INTEREST-
 BEARING DEPOSITS 164,480 8,135  4.36%155,397  6,781  4.36%153,263 7,161 4.67%
Borrowing          30,815 1,914  5.66%  9,690    548  5.66%  1,017    55 5.41%
TOTAL INTEREST-BEARING
  LIABILITIES     195,29510,049  4.44%165,087  7,329  4.44%154,280 7,216 4.68%
 Non-interest bearing
 liabilities:
 Demand deposits   13,362              12,594               12,099
 Other liabilities  1,670               1,540                1,946
 Shareholder's
  equity           21,419              20,350               18,936
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           231,746             199,571              187,261
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          18,979  8.58%        15,234  8.06%       14,740 8.35%
Interest expense/
 earning assets          10,049  4.54%         7,329  3.88%        7,216 4.09%
 New yield on interest
   earning assets         8,930  4.04%         7,905  4.18%        7,524 4.26%

 (1) Includes principal balances of nonaccural loans. Interest income relating to nonaccrual loans is not included.
 (2) The amount of loan fees is not material in any of the years presented.

Introduction

SVB&T Corporation is a registered bank holding company under the Bank Holding Company Act. The Corporations principal office is located in French Lick, Indiana. The Corporation's sole subsidiary is Springs Valley Bank and Trust Company, which operate offices in French Lick and West Baden, in Orange County, three offices in Jasper, located in Dubois County, and one office in Borden, Indiana located in Clark County. The subsidiary offers a wide range of banking, financial, insurance and realty services to individuals and businesses in Orange, Dubois, Clark and surrounding counties in Southern Indiana. The following managements' discussion and analysis provides information concerning SVB&T Corporation's financial condition and results of operation. This discussion and analysis should be read in conjunction with the holding company's financial statements and related footnotes which are presented in this document.

Results of Operation

Net Income

Net income for 2000 was $2,039,000.

The table below is a comparison of the net income for the years 1998 thru 2000. This table also displays the percentage and dollar amount changes which occurred during the last three years.

                               Increase/         %Increase/
                                Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  2000          $2,039,000     $ 635,000           45.23%
  1999           1,404,000      (425,000)         (23.24%)
  1998           1,829,000       134,000            7.88%

SVB&T Corporation's net income has increased during the last year. The main contributing factors to this increase is an increase in Loan and Loan fees income, and a decrease in provision loan loss expense.

Total net income before tax for 2000 increased $1,019,675 which results in a 48.38% increase.

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

In 2000, tax equivalent net interest income of $8,930,000 increased by $1,025,000, which resulted in a 12.97% increase. The net interest income from 1999 was $7,905,000 which was a $381,000 over the 1998 net interest income of 7,524,000.

CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                           2000      1999      1998       2000      1999
Interest income on:
  Loans                 16,933    13,341     12,476      26.92%     6.93%
  Investment securities  1,970     1,723      2,079      14.34%   -17.12%
  Federal funds sold        73       167        181     -56.29%    -7.73%
  Due from FHLB              3         3          4       0.00%   -25.00%
Total interest income   18,979    15,234     14,740      24.58%    -3.35%

Interest expense on:
  Savings and daily
   interest checking       959     1,029      1,192       -6.80%   -13.67%
  Money market deposits  2,078     1,426      1,468       45.72%    -2.86%
  Certificates of
   deposit of $100,000
   & over                1,859     1,467      1,222       26.72%    20.05%
  Other time deposits    3,239     2,859      3,279       13.29%   -12.81%
  All other borrowing    1,914       548         55      249.27%   896.36%
 Total interest expense 10,049     7,329      7,216       37.11%     1.57%
Net interest income      8,930     7,905      7,524       12.97%     5.06%
Net interest margin      4.04%     4.18%      4.26%





RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      1999 vs 1998            1998 vs 1997
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume
Rate
Interest income on:
  Loans                          3,592 2,755     837        865   1,584  (719)
 Investment securities             247   147     100       (356)   (380)   24
  Federal funds sold               (94) (107)     13       (14)      2    (16)
  Due from FHLB                      0     0     (0)        (1)     (1)   (0)
   Total interest income         3,745 2,795     950       494   1,205   (711)
Interest expense on:
  Savings and daily interest
   checking                       (70)   (73)      3      (163)      2  (165)
 Money market deposits            652    247     405       (42)     82  (124)
Certificates of deposit of
    $100,000 and over             392    263     129       245     261   (16)
Other time deposits               380    146     234      (420)   (249) (171)
All other borrowing             1,366  1,253     113       493     480    13
    Total interest expense      2,720  1,836     884       113     576  (463)
 Net interest income            1,025    959      66       381     629  (248)

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.

Provision for Loan Losses

The provision for loan losses was $300,000 in 2000; $850,000 in 1999; and $580,000 in 1998. As of December 31, 2000, the provision was .82% of loans outstanding. The allowance for loan losses increased $43,800 during 2000. Management's analysis indicates the current allowance is adequate to fund anticipated future needs.

Other Income

Total other income for 2000 was $1,742,788, which is a 2.21% increase from 1999's total other income of $1,705,123.00.

The primary source of other income is Trust Income. Trust Income for 2000 was $760,159, which is a $34,736 increase over 1999.

Service Charges, Insurance Income, Other Operating Income, and Realized Gains/Losses make up the remainder of Total Other Income category. As a total these accounts resulted in $982,629 of income for 2000. This is a .30% increase over 1999's total other income of 979,700.

Other Expenses

Total other expenses for 2000 were $6,977,488. This is an 8.59% increase over the 1999 total of $6,425,547.

Salaries and Employee Benefits are the two largest expense categories. Salaries and employee benefits were $3,869,000 for 2000. This is a 7.08% increase over 1999's expense. The number of employees has remained consistent over the past several years. Increase in salaries and employee benefits expenses represent normal pay increases for the bank's employees.


Hospitalization and Disability expense decreased by 22.33% for 2000. The bank is self-insured in regard to hospitalization insurance. Expense level depends on claims filed.

Computer and Operating Supplies expenses both show an increase for 2000. Computer expense increased by 40.30% and operating supplies increased by 31.12%. During 2000 upgrades were made to both the computer and communication equipment areas. The bank went to statement imaging for our customers, and is readying our communication equipment in preparations to make internet banking available to our customers. The results of both these upgrades will be more efficient and improved customer service and employee productivity. Along with these upgrades came the need for the purchasing of several new and different supplies such as the binders that were given to each customer for their convenient recordkeeping of their new statements, and the special paper required for imaging. This resulted in a significant increase in operating supplies.

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

Differences between the effective tax rate on SVB&T Corporation's income before income tax (as reported in the consolidated statement income) and the federal statutory rate of 34% result from tax exempt interest income, state income taxes, and alternative minimum taxes. Note 10 of the consolidated financial statements contains additional information about SVB&T Corporation's income taxes.

Income tax expense for 2000 was $1,088,000 compared to $703,000 in 1999 and $1,042,800 in 1998. The effective tax rate was 34.80% in 2000, 33.46% in
1999, and 36.81% in 1998. The effective rate increased in 2000 compared to 1999 due to increased net interest income and decreased allowance for loan losses. In 1999 compared to 1998, the effective rate was down due to increased overhead expenses.

Financial Condition

As of December 31, 2000 total assets increased to $247,227,000, a 13.72% increase from December 31, 1999 total of $217,394,000. Average total assets in 2000 of $231,746,000 were $32,175,000 greater than the 1999 average of $199,571,000.

Total deposits increased to $186,360,000 at December 31, 2000 from $181,276,000 at December 31, 1999 an increase of $5,084,000 or 2.80%.

Net loans at year-end 2000 were $203,001,000 up $29,509,000 or 17.01% above the 1999 year-end total of $159,207,000. Average loans outstanding of $191,169,000 in 2000 increased by $31,962,000 or 20.08% over the 1999 average loans outstanding of $159,207,000. Loan growth was funded primarily by Federal Home Loan Bank Advances and the increase in deposits.

Total investment securities available for sale at year-end 2000 were $28,592,000 and at year-end 1999 were $24,898,000. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 2000, money market investments were $0 a decrease of $5,275,000 over December 31, 1999 balance of $5,275,000.

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

During 2000, average investment securities increased by $3,694,000 or 14.84% as compared to the $24,898,000 for 1999. This increase came from money market instruments.

The following table presents an analysis of the investment securities portfolio for 2000, 1999 and 1998.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      2000      1999      1998
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        15,052    14,087    15,208
 Mortgage-backed pass-through securities         73       125       203
Collateralized mortgage obligations:
      Agency                                      0         0         0
   Corporate                                      0         0         0
State and Political subdivisions             12,619    10,705     8,803
Other Securities                                873       882     1,537
   Net unrealized gain (loss)                   (25)     (901)       315
      Total Carrying Value                   28,592    24,898    26,066

Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1999

                                           2000                  1999
                                              Estimated              Estimated
                                 Amortized      Market     Amortized    Market
                                    Cost        Value        Cost       Value
Securities Available for Sale
Due in 1 yr  or less              2,489,936   2,465,658   2,879,693  2,837,746
Due after 1 yr but with in 5 yrs 13,383,583  13,330,572  12,680,155 12,317,083
Due after 5 yrs but within 10 yrs 8,640,040   8,659,174   7,431,806  7,143,173
Due after 10 yrs                  4,030,085   4,061,211   2,683,163  2,468,392
Total Securities                 28,543,644  28,516,615  25,674,817 24,766,394
Mortgage backed securities           72,644      75,114     124,837    131,827
Total                            28,616,288  28,591,729  25,799,654 24,898,221


Loans

Loans outstanding at December 31, 2000 were $204,796,345. This is an increase of $29,536,006 or 16.9% over December 31, 1999.

Real Estate loans continue to be the largest component of the loan portfolio at $103,100,274. This an increase of $4,248,857 or 4.3%.

Individual loans for household and other personal purposes was the next largest loan category at $41,318,635. This is a decrease of $4,975,905 or 10.7% from December 31, 1999. The bank continues to experience severe competitive pressures in the retail loan sector. The bank does not desire to make loans that are not profitable or do not meet its underwriting standards.

Commercial and industrial loans were $40,867,419 at December 31, 2000. This is an $18,922,314 increase over December 31, 1999. This increase and the $10,683,745 increase in construction loans are due primarily to loan participation activity.

The bank uses loan participations with other banks and brokers to supplement loan volume when local demand does not provide sufficient volume. On December 31, 2000 the bank had $53,713,390 in purchased loans. That represents a 39.0% increase from December 31, 1999. The bank carefully monitors each participation and reviews concentrations either by geographic area or industry segment.

Agricultural lending and leasing activities continue to be minor parts of the portfolio. The bank does not anticipate any significant growth in either of these areas.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.
Loan Portfolio
                     2000        1999          1998         1997         1996
                   Percent      Percent       Percent      Percent     Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total Commercial,
 financial &
 agricultural 42,618 20.81 23,261 10.20 18,722  13.3   16,228 13.2
Real estate -
 construction 17,174   8.39 6,490 3.70  1,687  1.20  1,322   0.9       64  0.1
Real estate -
 mortgage   103,100  50.34 98,851 56.4 80,803  56.7 79,491  56.4   67,859 55.1
Consumer
 installment 41,319 20.18 46,295 26.42 46,470  32.6 40,859  29.0   38,452 31.2
Banker
 Acceptances       0     0      0    0      0     0      0     0        0    0
 Economic dev.
 rev. bonds        0     0      0    0      0     0      0     0       24    0
Repurchase
 Agreement         0     0      0    0      0     0      0     0        0    0
Lease Financing  585   .29    363  .21    336   .24    437   .31      538   .4
TOTAL        204,796   100 175,260 100143,873   100140,831   100  123,165  100
 Less:
Unearned income  124          141         204          227            305
Allowance for
 loan losses   1,671        1,627       1,106        1,402          1,329
Total loans 203,001      173,492     142,563      139,202        121,531


Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1999             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                       Maturing

                              Over One    Over      Predetermined  Floating or
                    One Year  Yr through  Five           Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural       10,700     26,683    5,235   42,618     11,718     30,900
Real Estate
 Construction        6,334     10,593      247   17,174      2,290     14,884
TOTALS              17,034     37,276    5,482   59,792     13,008     46,784

Capital Resources

Stockholders' equity at December 31, 2000 increased to $22,469,000 from December 31, 1999 equity of $20,369,000. The increase of $2,100,000 was a result of earnings increasing and the unrealized loss on securities decreasing considerably. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.

Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 2000, the average deposits of $177,842,000 funded 80% of the average earning assets. Average total deposits for 2000 increased by $9,851,000, or 5.86% as compared to 1999 average deposit totals.

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



Maturities of Time Deposits                   December 31, 2000
        (dollars in thousands)       Certificates
                                     of Deposit
                                    Over $100,000
Three months or less                   12,249
Over three months through one year     11,651
Over one year through three years       4,636
Over three years                          635
  TOTAL                                29,171

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

The loan loss reserve is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:

Allowance for Loan Losses
 (dollars in thousands)
                                       2000   1999   1998   1997   1996
Balance as of January 1               1,627  1,106  1,403  1,330  1,349
Provision for Loan Losses               300    850    580    400    290
Recoveries of Prior Loan Losses         321    114    182    106     77
Loan Losses charged to the Allowance   (577)  (443) 1,059)  (433)  (386)
Balance as of December 31             1,671  1,627  1,106  1,403  1,330


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


Non-performing Assets  (dollars in thousands)
                                     2000      1999     1998     1997     1996
Total Loans on non-accrual
 (non-performing loans)             2,002     1,406       857    1,832   1,338
   Other Real Estate                  133        44        53        0      53
Total non-performing assets         2,135     1,450       910    1,832  1,391
Total non-performing loans as a
 percentage of loans                 1.04%      .81%      .60%   1.30%   1.09%
Total non-performing assets as
a percentage of loans and ORE       1.04%       .81%      .63%   1.30%   1.13%

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

INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years   Total
Interest Earning Assets
Federal funds sold               0        0         0        0       0       0
Interest bearing deposits
  in banks                       0        0         0        0       0       0
Investment securities          157        0       157    6,723  21,555  28,592
Loans                       59,180   20,713    38,445   38,293  46,370 203,001
Total Interest Earning
  Assets                    59,337   20,713    38,602   45,016  67,925 231,593

Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 55,608    7,918     4,813    3,659       0  71,998
Time deposits under
  $100,000                  10,749   10,515    31,860    6,662       0  59,786
Time deposits over $100,000 12,249    4,230     7,421    5,271       0  29,171
Borrowed funds              17,265    5,000         0    7,500   4,100  33,865
Total Interest Bearing
  Liabilities               95,871   27,663    44,094   23,092   4,100 194,820

Interest Sensitivity Gap
  Current                  (36,534)  (6,950)   (5,492)   21,924 63,825
Interest Sensitivity Gap
  Cumulative               (36,534) (43,484)  (48,976)  (27,052) 36,773
Sensitivity Ratio
  Cumulative                   62%      65%       71%       86%    119%








Quarterly Results of Operations   March 31     June 30      Sept 30     Dec 31

1999
Interest income                     3,407       3,646       3,943        4,011
Interest expense                    1,605       1,747       1,947        2,030
Net interest income                 1,802       1,899       1,996        1,981
Provision for loan losses             135         565          75           75
Net securities gains                    0          (3)          0            0
Non-interest income                   383         389         425          508
Non-interest expense                1,458       1,724       1,641        1,603
Income before income taxes            592          (1)        705          811
Income taxes                          195         (43)        235          316
 Net income                           397          42         470          495
Net income per share:
 Primary net income per share         .53         .06         .63          .66

2000
Interest income                     4,336       4,522       4,784        5,069
Interest expense                    2,174       2,398       2,670        2,807
Net interest income                 2,162       2,124       2,114        2,262
Provision for loan losses              75          75          75           75
Net securities gains                    0           0          0             0
Non-interest income                   381         412         407          543
Non-interest expense                1,709       1,598       1,744        1,927
Income before income taxes            759         863         702         803
Income taxes                          284         265         224         315
 Net income                           475         598         478          488
Net income per share:
 Primary net income per share         .64         .80         .64          .66

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




                                     Shares beneficially Owned
Name, Present Principal              (Percentage of Outstanding   Foot
Occupation and Age             Year   Common Shares)              Note
                             Elected

Gary P. Critser                1999        959
Retired
Kimball International, Inc.              (.13%)
64

Brian K. Habig                 1987      7,913                       1
Proposal Center Manager                 (1.06%)
Kimball Electronics Group
Kimball International, Inc.
44

Douglas A. Habig               1973     99,955                       2
Chairman of the Board & CEO            (13.42%)
Kimball International, Inc.
54

John B. Habig                  1959     90,267                       3
Chairman of the Board                  (12.12%)
Springs Valley Bank & Trust Company
68

Thomas L. Habig                1959     82,534                       4
Vice Chairman of the Board             (11.08%)
Kimball International, Inc.
Secretary, SVB&T Corporation
72




Hilbert Lindsey                1988      3,959
Vice President                           (.53%)
Lindsey Lumber & Builders Supply, Inc.
66

Ronald G. Seals               1989        546                       5
President & CEO                         (.07%)
Springs Valley Bank & Trust Company
62

Ronald J. Sermersheim         1976     20,768                       6
Vice President, Environment,           (2.79%)
Health & Safety
Kimball International, Inc.
61

Ronald J. Thyen               1999     11,023                       7
Senior Executive Vice President        (1.48%)
Operations Officer, Furniture & Cabinets
Kimball International, Inc.
64

James C. Tucker               1989     15,147                       8
Attorney-at-Law                        (2.03%)
Tucker & Tucker, P.C.
54


1 The above amount includes 526 shares held by Kimberly A. Habig, the wife of Mr. Brian K. Habig and 2,601 shares held by Kyle Thomas Habig, the son of Mr. Brian K. Habig.

2 The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig and Mr. Thomas L. Habig. Also includes 14,056 share held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig.

3 The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas L. Habig.
      The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 1,080 shares held by Baden-Baden for John B. Habig FBO Hannah Zunk and 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, who are the grandchildren of Mr. John B. Habig.

4 Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas
      A. Habig and Mr. John B. Habig. The above amount includes 2,088 shares held in the Roberta Habig Revocable Trust, the wife of Mr. Thomas L. Habig and 14,090 shares held in the Thomas L. Habig Revocable Trust.

5 Mr. Ronald G. Seals is President and CEO for Springs Valley Bank & Trust Company as well as SVB&T Corporation. The above amount includes 200 shares held jointly by Mr. Ronald G. Seals and his wife, Nancy E. Seals.

6     Mr. Ronald J. Sermersheim serves as Vice President for SVB&T
      Corporation.

7 The above shares include 8,864 shares held in the Herbert E. Thyen Revocable Trust, over which Mr. Ronald J. Thyen has shared voting authority with other Trustees, including Springs Valley Bank & Trust Company.

8 The above shares include 14,176 shares held by the James M. Tucker Trust, of which Mr. James C. Tucker is Trustee.




Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) regular meetings, and the Board of Directors of the Bank held six (6) regular meetings and one (1) special meeting during 2000.
In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit & Compliance Committee, Trust Committee, Executive Compensation Committee, Nomination Committee, Executive Loan Committee and the Retirement Profit Sharing Trust Advisory Committee.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. Ronald J. Sermersheim (Chairman), Brian K. Habig and James C. Tucker. The Audit Committee met six (6) times in 2000.

The Bank has an Executive Compensation Committee to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. James C. Tucker (Chairman), Randall Catt, Ronald J. Sermersheim and Gary P. Critser. The of the Nomination Committee include Messrs. Thomas L. Habig (Chairman), John B. Habig and Ronald J. Thyen. The Nomination Committee met one (1) time in 2000.

Director Compensation

Directors of the Bank receive compensation of $1,700 per meeting attended. In addition, directors holding committee positions are compensated $200 per meeting attended, if such committee meeting does not take place on a board meeting date. No separate fees are paid for services as a director of the Corporation.

Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees elected to be received in stock by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. Two thousand, seventy two (2,072) shares were issued for year 2000 in the following amounts to the following Directors for fees which would have otherwise been paid.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted an option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value of a share of common stock on the last day of the calendar year preceding the date on which the options are granted. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation has granted options for, one thousand thirty five (1,035) shares for 2000 in the following amounts to the following Directors:

DIRECTOR                      1999                  1999
                             STOCK                 OPTIONS
                             ISSUED                GRANTED
Gary P. Critser               254                    127
Brian K. Habig                258                    129
Douglas A. Habig                0                      0
John B. Habig                 262                    131
Thomas L. Habig               127                     63
Hilbert Lindsey               262                    131
Ronald G. Seals               131                     65
Ronald J. Sermersheim         254                    127
Ronald J. Thyen               262                    131
James C. Tucker               262                    131
TOTALS:                     2,072                  1,035

Item 11. Executive Compensation


Compensation Committee Report

Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank s executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board. Each member of the Compensation Committee is a non-employee director. Set forth below is a report submitted by Messrs. Randall Catt, Gary P. Critser, Ronald
J. Sermersheim and James C. Tucker (Chairman) in their capacity as the Board s Executive Compensation Committee addressing the Bank s compensation policies for 2000 as they affected all executive officers of the Bank and Mr. Ronald G. Seals and Mr. R. Michael Ahern who, for 2000, were the Bank s most highly paid executives whose total annual salary and bonus exceeded $100,000.

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

Annual Bonus Amounts

The Bank's Incentive Bonus Plan ("Bonus Plan") for 2000 was based upon the banks Return on Assets (ROA) and the officers base salary. The Incentive Bonus Plan provided cash bonuses for Executive Officers equal to twenty-five percent (25%) of their base pay.

Other Compensation Plans

At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans. Benefits
The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 2000.

Mr. Ronald G. Seals' 2000 Compensation

Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the CEO. Mr. Ronald G. Seals' salary and bonus in 2000 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Executive Compensation Committee believes that Mr. Seals has managed the Bank well.

Compensation Committee Insider Participation

During the past fiscal year, Mr. Ronald G. Seals, the Bank s Chief Executive Officer, served on the Board of Directors, but did not serve on the Executive Compensation Committee. Mr. Seals did not participate in any discussion or vote with respect to his salary or bonus as an executive officer and excused himself from the room during the discussion by the Board of Directors of his compensation.

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 2000, 1999, and 1998 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000.

Name and Principal Position    Year      Annual    Compensation
                                         Salary(1)   Bonus (2)
Ronald G. Seals
  President, CEO
  and Director                 2000     $132,000      $33,000
                               1999     $126,000      $13,300
                               1998     $121,000      $42,250 (3)

R. Michael Ahern               2000      $82,000      $20,500

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


                   Potential Realizable
                   Value at Assumed Annual
                   Rates of Stock Appreciation
                       For Option Term

Name               Expiration         0%      5%        10%
                    Date              ($)    (%)        (%)

Ronald G. Seals     1-18-10         $0.00    $37,740  $95,635

R. Michael Ahern    1-18-10         $0.00    $17,612  $44,625



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

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Ronald G. Seals and Mr. R. Michael Ahern in 2000. In addition, there are shown the hypothetical gains or "option spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.








                           Individual Grants

Name         Number of Shares    Percent    Exercise     Market
                Underlying       Of Total   or Base      Price
                 Options          Options   Price        On Date
                Granted          Granted    ($/Sh)       Of Grant
                  (#)            In Fiscal               ($/Sh)
                                   Year
                                    (%)

Ronald G. Seals  1,500              44%    $38.00         $38.00

R. Michael Ahern   700              21%    $38.00         $38.00


Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Ronald G. Seals and Mr. R. Michael Ahern as of December 31, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Corporation's Common Stock at December 31, 2000. For purposes of the following table, the year-end
price of the stock was assumed to be $40.00.   Because there is not an
established trading market for the Common Stock, the assumed price of $40.00 may not reflect the actual price which would be paid for shares of the Common Stock in an active or established trading market and should not necessarily be relied upon when determining the value of a shareholder's investment.

Name          Number of Shares            Value of Unexercised
              Underling Unexercised       In-the-Money Options
              Options at Fiscal Year End  At Fiscal Year End
               (#)                         ($)
             Exercisable  Unexercisable Exercisable Unexercisable
Ronald G. Seals  3,050       2,725        $34,620      $13,930

R. Michael Ahern 1,080       2,470        $10,100       $6,100


Employee Benefit Plan

PROFIT SHARING RETIREMENT PLAN

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following information is given as of April 13, 2001, for each person known to the Corporation to be the beneficial owner of more than 5% of the Common stock of the Corporation.

                           Amount and Nature           Percent
Name and Address         Beneficial Ownership of        Class

Douglas A. Habig                     99,955            13.42%*
Jasper, IN

John B. Habig                        90,529            12.12%**
Jasper, IN

Thomas A. Habig                      82,661            11.06%***
Jasper, IN

Springs Valley Bank & Trust Company 144,920            19.40%****
Trustee for Kimball International, Inc.
Retirement Trust
P.O. Box 830
Jasper, IN 47547-0830

* The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig and Mr. Thomas L. Habig. Also includes 14,056 shares held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig.

** The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas L. Habig. The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 1,080 shares held by Baden-Baden for John B. Habig FBO Hannah Zunk and 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, who are the grandchildren of Mr. John B. Habig.

*** Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. The above amount includes 66,356 shares held in the Revocable Trust Account of Arnold F. Habig, over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. John B. Habig. The above amount includes 2,088 shares held in the Roberta Habig Revocable Trust, the wife of Mr. Thomas L. Habig and 14,090 shares held in the Thomas L. Habig Revocable Trust, over which Mr. Thomas Habig has voting rights.


**** Shares owned by the Kimball International Retirement Plan are voted by An independent third party.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

During 2000, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank. Additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.



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

                           SVB&T Corporation


                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/22/01

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:                                 By:
John B. Habig                       David Rees
Chairman of the Board      3/22/01  Principal Financial and Accounting 3/22/01
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/22/01  Ronald G. Seals,
                                    Principal Executive Officer and    3/22/01
                                     Director



By:                                 By:
Gary P. Critser, Director  3/22/01  Brian K. Habig, Director           3/22/01




By:                                 By:
Thomas L. Habig, Director  3/22/01  James C. Tucker, Director          3/22/01




By:                                 By:
Ronald J. Sermersheim, Director     Hilbert Lindsey, Director          3/22/01
                           3/22/01



By:
Ronald J. Thyen, Director  3/22/01
Index to Exhibits

Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 1998
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule

Exhibit 13

By any measure, 2000 was the most successful year in the 99 year history of Springs Balley Bank and Trust Company. The year was highlighted by extraordinary growth in loans, deposits and earnings. These outstanding achievements are a direct result of the fact that our staff, management and directors understand and follow the Mission Statement of our Corporation

Mission Statement:

Springs Valley Bank & Trust Company is a community oriented financial institution whose purpose is to provide superior financial services and value to the customers and communities it serves. Our goal is to operate in a culture of honesty and trust, to consistently serve beyond customer expectations, and to generate an excellent rate of return to our shareholders. Our organization will provide a high quality of life for our employees an be responsible citizens in the communities we serve.

Financial Highlights of the Year:

Net income; $2,039,032, up 45.2%
Income per share: $2.74, up from $1.88; 45.7%
Book Value per share: $30.15, up $2.74; 10.00%
Total assets: $247,000,000, up 16.9%
Deposits: $186,000,000, up 2.8%

Technology continues to play a critical role in the future success of any financial institution. Modern delivery systems, although very costly in the short term, are vital if we expect to grow and remain competitive in our markets.

This past year we have successfully installed a new imaging system, added new on-line ATM functions, upgraded our main frame computer system and installed new loan accounting software. During the fist six months of 2001, we will open our active Website on the internet to provide online banking for our customers. You will find us at www.svbt.com.

In 1998, your bank established our Alternate Investment Department and allied with Great American Advisers (GAR), a national full-service brokerage company serving financial institutions. We are able to provide stocks, bonds, annuities, mutual funds and financial counseling through this department. In 2000, we placed in excess of $5,ooo,ooo in investments for bank customers, and provide financial counseling for numerous individuals.

In 1992, your bank started a stock repurchase program for the benefit of all shareholders. This provided a market for those share owners who wished to sell their bank shares. The shares purchased by the bank are placed in treasury stock and used for option programs or are resold to new shareholders. We have purchased over 61,000 shares and currently hold over 51,ooo shares as treasury stock. SVB&T Corporation has an authorized total of 800,000 shares and currently has 747,1000 shares outstanding. As repurchase program, although not increasing earnings, does produce greater earnings per share. This provides remaining shareholders with a greater income per share and increased price per share.


It has always been the philosophy of Springs Valley Bank & Trust to manage its balance sheet to safely maximize return to shareholders. About five years ago we began to pursue selective loan participations to supplement local loan demand. This has been a successful endeavor and the bank has experienced significant asset growth. Some of that growth has been funded by deposits. The $31,000,000 currently borrowed is as leveraged as management desires.
With current totals, key ratios have been achieved. We are very close to our self-imposed 110% loan-to-deposit ratio cap. We are also very close to our 85% loans-to-total assets cap. To achieve these ratios, the bank has taken advantage of a market opportunity. We feel, however, that further expansion of this opportunity would not be in the banks' best interest.

Your bank will remain a highly capitalized bank. Stress testing of our balance sheet for interest rate changes shows a reasonable balanced position with no significant asset or liability sensitivity.

During the last quarter of 2000, we opened our sixth banking office. Located in the Jasper Southgate Shopping Center, this new facility allows us to provide convenient banking offices for the entire Jasper community. Business in this office started ona brisk note and continues to remain strong.

Springs Valley Bank & Trust Company has enjoyed a most outstanding year. The year ahead will be challenging but we are dedicated to continuing our reputation of being among the best independent community banks. With your support and the continued hard work of our dedicated staff, we will meet our goals for 2001. We are looking forward to 2002 to the celebration of the
Centennial of Springs Valley Bank & Trust   a milestone very few financial
institutions reach. WE plan to make this a very special year for our bank and for the communities we serve.

We again express our warm appreciation for the friendship and helpfulness of our stockholders and other friends during the past year. They brought us business and they referred business to us actions we view as special compliments. We remain dedicated to the kind of effort needed to justify your continued goodwill and support.

Cordially,



John B. Habig                                  Ronald G. Seals
Chairman of the Board                          President & CEO


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Financial Condition
                                                December 31,
                                            2000            1999
ASSETS
Cash and cash equivalents
  Cash and due from banks                $5,824,159      $5,472,105
  Interest-bearing deposits with banks       49,263          18,461
  Federal funds sold                              0       5,275,000
  Total cash and cash equivalents         5,873,422      10,765,566
 Investment securities, available for
  sale, at market value                  28,591,729      24,898,221
 Investment securities, held to
  maturity, at cost                       1,855,000       1,205,000

Loans
  Loans, net of unearned interest       204,672,215     175,119,328
  Allowance for loan losses              (1,670,912)     (1,627,141)
Net loans                               203,001,303     173,492,187

Buildings and equipment                   4,607,584       4,522,625
Interest receivable                       1,886,009       1,463,745
Deferred income taxes                             0         165,121
Other assets                              1,412,280         881,926
Total assets                           $247,227,327    $217,394,391

LIABILITIES
 Deposits
 Non-interest bearing                   $13,800,356     $22,101,790
 Interest bearing                       172,559,814     159,174,275
 Total deposits                         186,360,170     181,276,065

Federal funds purchased                   2,765,000               0
Short-term borrowings                     2,500,000       5,000,000
Interest payable                            964,086         783,971
Deferred income taxes                       133,931               0
Other liabilities                           935,428         865,326
Long-term borrowings                     31,100,000       9,100,000
  Total liabilities                     224,758,615     197,025,362













COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
 Common stock (No par value: 800,000
 shares authorized and issued)              200,000         200,000
 Surplus                                  6,210,711       6,170,109
 Retained earnings                       17,047,543      15,544,930
Accumulated other comprehensive income:
 Net unrealized gains (losses) on
 investment securities
 available for sale                         (14,832)       (544,375)
Treasury stock at cost (54,972 shares
2000, 56,767 shares 1999)                  (974,710)     (1,001,635)
 Total shareholders' equity              22,468,712      20,369,029
 Total liabilities and shareholders'
 equity                                $247,227,327    $217,394,391





SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Income
                                          Year Ended December 31,
                                      2000         1999        1998
INTEREST INCOME
Loans and fees on loans           $16,932,878   $13,340,512  $12,479,514
Investment securities
Taxable                            1,120,653       999,481    1,441,684
Tax exempt                           581,318       500,291      432,465
Federal funds sold                    76,564       166,728      180,856
Total interest income             18,711,413    15,007,012   14,534,519

INTEREST EXPENSE
Deposits                           8,134,830     6,781,089    7,160,680
Short-term borrowings                148,231         7,834       42,804
Long-term borrowings               1,766,420       540,108       12,550
Total interest expense            10,049,481     7,329,031    7,216,034

NET INTEREST INCOME                8,661,932     7,677,981    7,318,485
Provision for loan losses            300,000       850,000      580,000

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                      8,361,932     6,827,981    6,738,485

NON-INTEREST INCOME
 Trust Department income             760,159       725,423      836,653
 Service charges on deposit accounts 533,539       533,290      615,274
 Insurance income                    160,645       157,290      172,448
 Other operating income              298,272       292,293      248,664
 Realized security gains (losses)     (9,827)       (3,173)       2,055
 Total non-interest income         1,742,788     1,705,123    1,875,094
NON-INTEREST EXPENSE
Salaries and employee benefits     3,869,650     3,613,674    3,381,270
Premises and equipment expense     1,392,219     1,135,080    1,167,626
Deposit insurance expense             35,597        18,970       19,921
Other operating expenses           1,680,022     1,657,823    1,172,780
Total non-interest expense         6,977,488     6,425,547    5,741,597

INCOME BEFORE INCOME TAXES         3,127,232     2,107,557    2,871,982
Income taxes                       1,088,200       703,000    1,042,800
NET INCOME                        $2,039,032    $1,404,557   $1,829,182

EARNINGS PER SHARE
Basic                                  $2.74         $1.88        $2.45
Diluted                                $2.73         $1.88        $2.44

AVERAGE SHARES OUTSTANDING
Basic                                745,017       745,994      748,006
Diluted                              746,429       747,949      750,458





SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Cash Flows
                                             Year Ended December 31,
                                         2000            1999        1998
OPERATING ACTIVITIES:
 Net income                           $2,039,033      $1,404,557  $1,829,182
 Adjustments to reconcile
 net income to net cash
 provided by operating activities:
 Provision for loan losses               300,000         850,000     580,000
  Depreciation                           511,215         461,119     468,307
 Investment securities amortization       23,740          50,786      41,291
 Investment securities (gains) lossses    24,263           3,173      (2,155)
 Loss on sale of equipment                14,636               0           0
 Loss on abandoned equipment                   0          87,314           0
 Gain on sale of other real estate       (43,100)              0           0
 Deferred income taxes                   (40,623)       (233,370)     93,769
(Increase) decrease in interest
 receivable and other assets            (863,118)       (228,296)    (76,687)
 Increase in interest payable and
 other liabilities                       242,561         123,236      13,676

NET CASH PROVIDED BY OPERATING
ACTIVITIES                             2,208,607       2,518,519   2,947,383

INVESTING ACTIVITIES;
Proceeds from sales and maturities
 of investment securities available
 for sale                              2,386,071       7,220,309   30,330,259
Purchases of investment available
 for sale                             (5,250,709)     (7,913,802) (17,420,427)

Purchases of investment securities
 held to maturity                       (650,000)       (614,300)     (12,400)

Proceeds from the sale of equipment       33,030               0            0

Proceeds - sale of loans                       0          84,000    4,236,717

Proceeds - sale of other real estate     126,500          40,000            0

Net increase in loans                (29,982,016)    (31,863,265)  (8,177,819)

Additions to buildings and equipment    (643,839)       (250,408)    (255,734)

NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                           (33,980,963)    (33,297,466)   8,700,596

FINANCING ACTIVITIES;
Net increase (decrease) in deposits    5,084,105      21,944,573   (6,539,911)

Net increase in federal funds purchased2,765,000               0            0
Net increase (decrease) in short-term
 borrowings                           (5,000,000)      5,000,000   (4,000,000)

Increase in long-term borrowings      24,500,000       8,100,000    1,000,000
Sale of treasury stock                    67,527          78,259       65,642
Purchase of treasury stock                     0        (198,132)     (58,528)
Cash dividends                          (536,420)       (514,667)    (448,629)

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                            26,880,212      34,410,033   (9,981,426)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                           (4,892,144)      3,631,086    1,666,553

Cash and cash equivalents beginning
 of year                              10,765,566       7,134,480    5,467,927

CASH AND CASH EQUIVALENTS AT END
OF YEAR                               $5,873,422     $10,765,566   $7,134,480

SUPPLEMENTAL DISCLOSURES;
Cash paid during the year for:
Income taxes                          $1,172,783        $876,673     $822,317

Interest                              $9,869,366      $7,257,711   $7,327,681






SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Changes in Shareholders' Equity

                                           Accumulated
                                             Other                 Total
              Common  Capital  Retained  Comprehensive Treasury  Shareholders'
               Stock  Surplus  Earnings     Income      Stock      Equity
BALANCE,
JANUARY 1,1998$200,000$6,094,233$13,274,487$(40,259) $(813,000)  $18,715,461
COMPREHENSIVE INCOME 1998
 Net income                       1,829,182                        1,829,182
Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $151,098                     232,521                  232,521
Less reclassifications for
 gain included in net
 income                                      (2,155)                  (2,155)
TOTAL COMPREHENSIVE
INCOME                                                             2,059,548
Cash dividends                     (448,629)                        (448,629)
Sold 2,387 shares of treasury
 stock                    29,837                       35,805         65,642
Purchased 1,888 shares of
 treasury stock                                       (58,528)       (58,528)
BALANCE,
DECEMBER 31, 1998200,0006,124,07014,655,040 190,107  (835,723)    20,333,494
COMPREHENSIVE INCOME 1999
 Net income                       1,404,557                        1,404,557
 Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $481,757                    (737,655)                 (737,655)
Less reclassifications for
 losses included in net
 income                                       3,173                     3,173
TOTAL COMPREHENSIVE
INCOME                                                                670,075
Cash dividends                      (514,667)                        (514,667)
Sold 2,148 shares of treasury
 stock                   46,039                        32,220          78,259
Purchased 5,214 shares of
 treasury stock                                      (198,132)       (198,132)
BALANCE,
DECEMBER 31, 1999200,0006,170,109 15,544,930(544,375)(1,001,635)   20,369,029
COMPREHENSIVE INCOME 2000
 Net income                        2,039,033                        2,039,033
 Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $347,329                      505,280                  505,280
Plus reclassifications for
 losses included in net
 income                                       24,263                   24,263
TOTAL COMPREHENSIVE
INCOME                                                              2,568,576
Cash dividends                       (536,420)                       (536,420)
Sold 1,795 shares of treasury
 stock                      40,602                           26,925     67,527
BALANCE,
DECEMBER 31, 2000$200,000$6,210,711$17,047,543 $(14,832) $(974,710)$22,468,712
Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accounting and reporting policies of SVB & T Corporation and Subsidiary (the Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

Principles of Consolidation - The consolidated financial statements include the accounts of SVB & T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations - SVB & T Corporation operates under a charter from the State of Indiana and provides full banking services, including trust services. As a state bank, Springs Valley Bank & Trust Company is subject to regulation by the Department of Financial Institutions of the State of Indiana and the Federal Deposit Insurance Corporation. The area served by the Bank is primarily Orange, Dubois and the surrounding counties in Southern Indiana.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash, due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities Available for Sale - The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 2000 and 1999, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity of comprehensive income. Accreted discounts and amortized premiums are included in earnings using the straight-line method. Gains or losses on dispositions are computed using the specific identification method.

Investment Securities Held to Maturity - The Bank owns stock in the Federal Home Loan Bank of Indianapolis. This stock is classified as held to maturity and is carried at cost.


Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans - Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off. Any subsequent payments are applied to interest until all interest due is totally paid. Any remaining amounts are applied to principal. As part of its interest rate risk management, the Bank sells some fixed rate mortgage loans into the secondary market. At December 31, 2000, there were no mortgage loans available for sale.

Allowance for Loan Losses - The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. The allowance is established by a provision for loan losses charged to expense. Loans are written off against the allowance when management believes that the collectibility of the principal is unlikely.

Buildings and Equipment - Buildings and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method using lives ranging from 10 to 40 years. Equipment is depreciated on the straight-line method using lives ranging from 5 to 10 years.

Other Real Estate - Real estate acquired in foreclosures is carried at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses.

Income Tax - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale investment securities, allowance for loan losses, accumulated depreciation and loan origination fees. The deferred tax asset or liability represents the future tax return consequences of those differences. SVB & T Corporation and Springs Valley Bank & Trust file consolidated income tax returns. Income tax expense is allocated to each according to actual earnings prior to consolidation.

Stock Option Plans - The Bank grants stock options to certain employees and directors. The options are granted at the market price on the grant date. No compensation expense is recorded in the financial statements for the options. Pro forma disclosures as required by FASB Statement No. 123 "Accounting for Stock-Based Compensation" are included in Note 16.

Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed as above and assumes the dilative effect of additional common shares issuable under stock option plans. The following table reconciles the amounts reported in the financial statements:

                              2000                  1999                 1998
BASIC EARNINGS PER SHARE:
  Net income                $2,039,032          $1,404,557          $1,829,182
  Average shares outstanding   745,017             745,994             748,006
  Basic earnings per share     $  2.74             $  1.88             $  2.45

DILUTED EARNINGS PER SHARE:
  Net income               $ 2,039,032          $1,404,557         $ 1,829,182
  Average shares outstanding   745,017             745,994             748,006
  Stock options, net             1,363               1,912               2,386
  Diluted average shares outstanding
                               746,380             747,906             750,392
  Diluted earnings per share    $ 2.73               $1.88              $ 2.44

NOTE 2 EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective in 2000, the Company adopted FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The adoption of this statement had no effect on the results of operations or financial position of the Company because it does not retain servicing rights when transferring financial assets.

NOTE 3 RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required at December 31, 2000 was $916,000.

Notes to Consolidated Financial Statements

NOTE 4 INVESTMENT SECURITIES

The amortized costs and estimated market values of investment securities at December 31, 2000 and 1999 were as follows:











                                December 31, 2000

                                      Unrealized    Unrealized      Estimated
                           Amortized    Holding        Holding         Market
Securities Available         Cost         Gains         Losses          Value
For Sale U.S. Government
corporations and
agencies                   $15,051,788       $633    $(130,255)   $14,922,166

States and political
subdivisions                12,619,004    240,958     (117,945)    12,742,017
Mortgage-backed securities      72,644      2,470            0         75,114
Other securities               872,852          0      (20,420)       852,432
Total                      $28,616,288   $244,061    $(268,620)   $28,591,729



                                       Unrealized   Unrealized      Estimated
                           Amortized     Holding      Holding          Market
                             Cost         Gains       Losses           Value

Securities Held to Maturity
Equity securities         $  1,855,000      $  0        $  0     $  1,855,000



                                  December 31, 1999

                                      Unrealized    Unrealized      Estimated
                           Amortized   Holding        Holding          Market
                              Cost      Gains         Losses           Value
Securities Available
for Sale U.S. Government
corporations and
agencies                  $14,087,359    $1,286      $(562,264)   $13,526,381
States and political
subdivisions               10,705,421    40,691       (340,799)    10,405,313
Mortgage-backed securities    124,837     6,990              0        131,827
Other securities              882,037         0        (47,337)       834,700
Total                     $25,799,654  $ 48,967      $(950,400)   $24,898,221



                                       Unrealized    Unrealized     Estimated
                            Amortized   Holding       Holding         Market
                               Cost      Gains        Losses          Value

Securities Held to Maturity
Equity securities          $1,205,000        $0             $0     $1,205,000


Notes to Consolidated Financial Statements

NOTE 4 INVESTMENT SECURITIES (Continued)

The amortized cost and estimated market values of securities available for sale at December 31, 2000 and 1999, by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


                                       2000                    1999
                                          Estimated                  Estimated
                              Amortized     Market    Amortized       Market
                                 Cost        Value        Cost         Value
Securities Available for Sale
Due in one year or less     $2,489,936   $2,465,658   $2,879,693  $ 2,837,746
Due after one year but within
five years                  13,383,583   13,330,572   12,680,155   12,317,083
Due after five years but within
ten years                    8,640,040    8,659,174    7,431,806    7,143,173
Due after ten years          4,030,085    4,061,211    2,683,163    2,468,392
                            28,543,644   28,516,615   25,674,817   24,766,394

Mortgage backed securities      72,644       75,114      124,837      131,827
Total                      $28,616,288  $28,591,729  $25,799,654  $24,898,221


Securities available for sale with amortized cost of $15,051,788 at December 31, 2000 and $14,087,359 at December 31, 1999 were pledged as collateral on debt of the Bank.

Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $1,153,842, $2,000,888 and $1,500,000. In 2000, gains of $-0- and losses of $9,826 were realized. In 1999, gains of $-0- and losses of $3,173 were realized. In 1998, gains of $2,055 and losses of $-0- were realized.

NOTE 5 LOANS

Loans at December 31, 2000 and 1999 are comprised of the following:


                                              2000                   1999
Commercial and industrial loans           $40,867,419            $21,945,285
Real estate loans (including $2,137,752
and $1,702,613 secured by farm land)      103,100,274             98,851,417
Construction loans                         17,173,625              6,489,880
Agricultural production financing and
other loans to farmers                      1,751,194              1,316,334
Individuals' loans for household and
other personal  expenditures               41,318,635             46,294,540
Lease financing                               585,198                362,883
                                          204,796,345            175,260,339
Less:  Unearned income on loans               124,130                141,011
Total loans                              $204,672,215           $175,119,328

Notes to Consolidated Financial Statements

NOTE 5 LOANS (Continued)

Information concerning impaired loans at December 31, 2000 and 1999 is as follows:


                                                      2000             1999
Impaired loans with a related allowance for loss  $1,098,513       $1,301,967
Impaired loans without a related allowance for loss  981,884          939,940
Total impaired loans                               2,080,397        2,241,907

Average balance of impaired loans                  2,259,799        1,274,676

Allocated allowance for loan losses on impaired
losses                                               525,043          532,151

Cash receipts applied to principal                   322,952           66,234
Cash receipts applied as interest income             203,664          102,885
Total cash received                              $   526,616        $ 169,119

All 1 to 4 family residential, first mortgage loans have been pledged as collateral for debt with the Federal Home Loan Bank of Indianapolis. The amounts pledged at December 31, 2000 and 1999 are as follows:


                                                      2000             1999
Loans pledged as collateral                      $78,129,312      $73,252,093

NOTE 6 ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the year 2000, 1999 and 1998 are as follows:


                                      2000            1999              1998
Balance, January 1                 $1,627,141      $1,106,077      $1,402,500
Loans charged-off                    (576,981)       (442,969)     (1,059,108)
Recoveries                            320,752         114,033         182,685
Net charged-off                      (256,229)       (328,936)       (876,423)
Provision for loan losses             300,000         850,000         580,000
Balance, December 31               $1,670,912      $1,627,141      $1,106,077

NOTE 7 BUILDINGS AND EQUIPMENT

Balances in the buildings, equipment, and related accumulated depreciation accounts at December 31, 2000 and 1999 are as follows:
                                                       2000            1999
Land and bank buildings                            $4,996,301      $4,957,677
Equipment, furniture and fixtures                   4,558,533       4,022,806
Totals                                              9,554,834       8,980,483
Less accumulated depreciation                       4,947,250       4,457,858
Net                                                $4,607,584      $4,522,625

Depreciation expense was $511,215 for 2000, $461,119 for 1999 and $468,307 for 1998.
Notes to Consolidated Financial Statements

NOTE 8 DEPOSITS
Deposits at December 31, 2000 and 1999 are as follows:

                                                  2000                1999
Demand, non-interest bearing                 $ 18,752,398       $ 22,101,790
Demand, interest-bearing                       12,028,056         18,974,856
Savings                                        66,622,544         60,200,400
Time deposits, $100,000 and over               29,170,918         28,300,000
Other time deposits                            59,786,254         51,699,019
                                             $186,360,170       $181,276,065
As of December 31, 2000 the scheduled maturities of time deposits are as follows:

                                   2001                 $59,020,415
                                   2002                  11,616,917
                                   2003                   3,994,158
                                   2004                   3,645,484
                                   2005 and thereafter   10,680,198
                                                        $88,957,172
NOTE 9 OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 2000 and 1999 are as follows:


                                                          2000           1999
Federal Funds purchased from Bank One,
 Indiana, 6.875%, unsecured, due January 2, 2001      $2,765,000        $ 0

Federal Home Loan Bank Indianapolis advance,
due January 23,  2001, 6.3% adjustable,
collateralized by a blanket collateral
agreement on  qualified mortgage loans
and securities                                        $2,500,000  $5,000,000


Notes to Consolidated Financial Statements

NOTE 10 LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2000 and 1999 are as follows:

Federal Home Loan Bank Indianapolis advances, payable monthly, collateralized by a blanket collateral agreement on qualified mortgage loans and securities:








            Maturity Date             Fixed Rate         2000          1999
          February 24, 2004             5.19         $ 5,000,000  $ 5,000,000
          March 15, 2005                6.32           7,000,000            0
          October 15, 2005              5.02           1,000,000    1,000,000
          July 17, 2006                 6.69           3,100,000    3,100,000
          April 19, 2010                6.18          10,000,000            0
          June 7, 2010                  6.53           5,000,000            0
          Total long-term borrowings                 $31,100,000  $ 9,100,000





As of December 31, 2000 long-term borrowings are scheduled to mature as follows:

                       2001                     $      0
                       2002                            0
                       2003                            0
                       2004                    5,000,000
                       2005                    8,000,000
                       Thereafter             18,100,000
                                        $     31,100,000
At December 31, 2000, the Bank has the following lines of credit available:

              Bank One Indianapolis                 $       8,500,000
              Federal Reserve Bank of St. Louis     $       3,500,000

NOTE 11 EMPLOYEE BENEFIT PLANS

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the plan for the years ended December 31, 2000, 1999 and 1998 was $183,691, $154,203 and
$142,483.

The Bank also has an employee benefit plan, which includes a self-insured medical plan, a wholly insured term-life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were $296,159, $347,940 and $278,876.

Notes to Consolidated Financial Statements

NOTE 12 INCOME TAXES






The components of the provision for income taxes are:

                                            2000        1999           1998
Federal income taxes currently payable  $ 843,703  $  695,375     $  708,424
Deferred Federal income taxes             (31,703)   (183,375)        73,776
Provision for Federal income taxes for
the year                               $  812,000  $  512,000     $  782,200

State income taxes currently payable   $  285,120  $  240,995     $  240,607
Deferred state income taxes                (8,920)    (49,995)        19,993
Provision for state income taxes for
the year                               $  276,200  $  191,000     $  260,600

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deferred tax liabilities that are combined to arrive at the net carrying amounts at December 31, 2000 and 1999 are as follows:


                                                    2000              1999
Deferred Tax Assets:
  Allowance for loan losses                    $  511,220         $ 505,352
  Unrealized losses on securities available
  for sale                                          9,728           357,058
  Loan fees                                        56,343            63,659
  Other                                            16,541            32,143
    Total asset                                   593,832           958,212

Deferred Tax Liabilities:
  Depreciation                                   (727,763)         (793,091)
Net deferred tax (liability) asset              $(133,931)    $     165,121

The difference between the Federal income tax rate and the Bank's effective tax rate is as follows:


                                                   2000               1999
Income tax at Federal tax rate of 34%          $1,063,259         $ 714,385
Tax effect of:
  Tax exempt interest                            (156,386)         (140,656)
  Other                                            (1,852)            3,211
  State income taxes, net of Federal effect       183,179           126,060
Total income taxes                             $1,088,200         $ 703,000
Effective tax rate                                  34.80%            33.46%

Notes to Consolidated Financial Statements

NOTE 13 RELATED PARTY TRANSACTIONS

Officers and directors of Kimball International, Inc. of Jasper, Indiana and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB & T Corporation. The Bank is the local depository for Kimball International, Inc. and is also the trustee for the Kimball International Retirement Trust.
Amounts on deposit with the Bank by Kimball International, Kimball International Retirement Plan and Employee Benefit Plan were $9,209,359 at December 31, 2000 and $4,119,644 at December 31, 1999.

The Bank serves as Trustee for Kimball International's retirement and employee benefit plans and rents office space to Kimball. Fees paid to the Bank for these services by Kimball International in 2000, 1999 and 1998 were $426,574, $446,207 and $547,704. Amounts receivable from Kimball International for these services were $124,500 at December 31, 2000, $75,000 at December 31, 1999 and $-0- at December 31, 1998. Kimball International, Inc. has notified the Bank that it will change retirement plan trustees in April 2001. The Bank expects that fees from the Kimball Retirement Plan will decrease by $150,000 in 2001 and $300,000 thereafter.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectability. Total loans to executive officers, directors and principal shareholders for 2000 were as follows:

       Balance, January 1, 2000           $  5,789,615
       New loans                               475,272
       Repayments                           (1,121,033)
       Changes in persons included                   0
       Balance, December 31, 2000         $  5,143,854

NOTE 14 - LEASE COMMITMENTS

Minimum lease payments at December 31, 2000, under operating lease commitments, total $-0-. Operating expenses include rental expense of $22,935 in 2000, $21,260 in 1999 and $600 in 1998.

NOTE 15-COMMITMENTS AND CONTINGENT LIABILITIES

The Bank is party to financial transactions involving off-balance-sheet risk in the normal course of business. These financial transactions include commitments to extend credit and standby letters of credit. These transactions involve to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of condition. The contract amounts of these transactions reflect the extent of involvement the Corporation has in the particular financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies when entering into these off-balance-sheet transactions as it does for on-balance-sheet transactions.






Financial transactions with off-balance-sheet credit risk at December 31, 2000 and 1999 were as follows:

                                         2000                 1999
Commitments to extend credit          $12,960,000          $25,006,059
Standby letters of credit           $     360,355        $     471,300

Notes to Consolidated Financial Statements

NOTE 15-COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

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

NOTE 16 - STOCK OPTION PLANS

SVB & T Corporation maintains two stock option plans for certain employees and directors. 28,000 shares of stock were reserved for these plans and 12,765 remain available. Options are granted annually with an exercise price equal to the fair market value on the date the options are granted. The options vary in length from 5 to 10 years.












Options granted and exercised are as follows:


                                        Number          Average Exercise Price
      Balance, January 1, 1998          2,800                    $24.46
      Granted                           4,392                    $27.50
      Exercised                             0                  $    .00
      Balance, December 31, 1998        7,192                    $26.32
      Granted                           3,814                    $38.00
      Exercised                          (463)                   $29.90
      Balance, December 31, 1999       10,543                    $30.96
      Granted                           4,229                    $38.00
      Exercised                          (134)                   $38.00
      Balance, December 31, 2000       14,638                    $32.46

Pro forma information required of companies not adopting FASB No. 123 is as follows:


                                       2000         1999           1998
Pro forma net income               $ 2,024,214  $1,393,481  $   1,820,038
Pro forma basic earning per share    $    2.72  $     1.87  $        2.43
Pro forma diluted                    $    2.71  $     1.86  $        2.42

Notes to Consolidated Financial Statements

NOTE 17-STOCKHOLDERS' EQUITY

The Company is currently considering the purchase of approximately 19% of its outstanding common stock from a related party shareholder. The ultimate decision to purchase this stock is contingent on the price and approval of various regulatory agencies. However, the Company will not purchase the stock if it results in capital ratios which are less than well capitalized.

NOTE 18-RESTRICTIONS ON RETAINED EARNINGS

SVB & T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB & T Corporation without regulatory approval is limited by state law to defined net income for 2000, 1999 and 1998 less any dividends paid in those years. In addition, Federal regulations require the Bank to maintain certain capital levels based on risk-weighted assets. At
December 31, 2000, approximately $3,129,000 of the Bank's retained earnings were available for dividend payments to the SVB & T Corporation.

NOTE 19-REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total Capital and Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2000, the Bank was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action.
To remain categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the institution's category.

Notes to Consolidated Financial Statements

NOTE 19-REGULATORY MATTERS (Continued)

The Bank's consolidated actual capital amounts and ratios are presented in the table below.
                                Consolidated    Required for   Required to be
                                Amounts and     Regulatory          Well
                                  Ratio          Purposes           Capitalized
As of December 31, 2000
  Tier 1 Capital to Risk-
  Weighted Assets             $ 22,469,344  $  7,278,142         $   10,917,213
                                    12.4%         4.0%                     6.0%
  Total Capital to Risk-
  Weighted Assets           $ 24,140,256    $14,556,284          $   18,195,355
                                   13.3%         8.0%                    10.0%
  Tier 1 Capital to Average
  Assets                    $ 22,469,344  $  9,251,506          $     11,564,382

                                    9.7%         4.0%                       5.0%

As of December 31, 1999
  Tier 1 Capital to Risk-
  Weighted Assets          $ 20,898,004   $  6,528,360         $       9,792,540

                                  12.8%           4.0%                      6.0%
  Total Capital to Risk-
  Weighted Assets         $ 22,525,145    $13,056,720         $     16,320,900

                                  13.8%           8.0%                      10%
  Tier 1 Capital to Average
  Assets                 $ 20,898,004     $  7,992,828        $       9,991,035

                                 10.5%            4.0%                       5%
NOTE 20-CONCENTRATIONS OF CREDIT

At December 31, 2000, the total amount of due from banks included $2,460,903 with Bank One Kentucky and $315,944 with German American Bank, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

Approximately 72% of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Dubois and surrounding counties in Southern Indiana. The remaining 28% of the Bank's loans have been made to a diversified mix of customers in central Indiana, in participation with financial institutions in that area. These loans account for a majority of the Bank's commercial and commercial real estate lending activities The concentrations of credit by type of loan are set forth in
Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sector in the Southern Indiana area.


Notes to Consolidated Financial Statements

NOTE 21-FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at December 31, 2000 and 1999 are as follows:

                                        2000                  1999
                                Carrying     Estimated   Carrying   Estimated
                                 Amount     Fair Value    Amount    Fair Value
    ASSETS
Cash and cash equivalents $ 5,873,422 $5,873,422    $5,472,105   $ 5,472,105
Investment securities     30,446,729   30,446,729     26,103,221  26,103,221
Loans                 203,001,303      204,816,648    173,492,187 172,525,979
Interest receivable   1,886,009     1,886,009          1,463,745   1,463,745

LIABILITIES
Deposits              $186,360,170    $186,365,074    $181,276,065 $182,123,787
Short-term borrowings  5,265,000    5,265,000         5,000,000      5,000,000
Long-term borrowings 31,100,000    31,100,000          9,100,000      8,605,269
Interest payable        964,086      964,086             783,971       783,971


The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents - The carrying amounts reported in the consolidated statements of financial condition for cash and federal funds sold is a reasonable estimate of their fair value.

Investment Securities - Fair values for investment securities are based on quoted market prices.

Loans - For variable rate loans and short-term fixed rate loans that adjust rates frequently, fair values are based on the carrying value of those loans. For long-term fixed rate loans, the fair values are estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers of similar credit quality. For other financial instruments classified as loans (bankers acceptances, economic development revenue bonds, and securities purchased under reverse repurchase agreements), fair values are based on the carrying value of those instruments. Anticipated future loan losses have been deducted.

Interest Receivable - The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.

Deposit Liabilities - The carrying value of demand deposit, NOW, savings and money market savings accounts are equal to the amount payable on demand at the reporting date and as such are the fair value. For variable rate time deposits (IRA deposits) which reprice quarterly, fair values are based on the carrying value of the accounts. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the current rates offered for deposits of similar remaining maturities.

Short-term Borrowings - The carrying amounts short-term borrowings are reasonable estimates of their fair values.

Notes to Consolidated Financial Statements

NOTE 21 -FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Interest Payable - The carrying amount of accrued interest payable is a reasonable estimate of its fair value.

Long-term Borrowings - The fair value of fixed rate, long-term borrowings is estimated by discounting the future cash flows using current rates for borrowings of similar maturities.

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed, parent company only, financial statements of SVB & T Corporation:


                                                December 31,
Condensed Balance Sheet                   2000                 1999
ASSETS
  Cash in bank with subsidiary       $  176,277           $   14,736
  Investment in subsidiary           20,908,553           19,176,938
  Buildings and equipment             1,746,975            1,770,277
  Other assets                          199,100              156,200
    Total assets                    $23,030,905          $21,118,151

LIABILITIES
  Accrued expenses               $       92,596       $       86,182
  Dividends payable                     134,105              133,781
  Long-term debt with subsidiary              0              216,471
  Deferred income taxes                 335,492              312,688
    Total liabilities                   562,193              749,122

SHAREHOLDERS' EQUITY
  Common stock                          200,000              200,000
  Surplus                             6,210,711            6,170,109
  Retained earnings                  17,047,543           15,544,930
  Accumulated other comprehensive
  income                                (14,832)            (544,375)
  Treasury stock                       (974,710)          (1,001,635)
    Total shareholders' equity       22,468,712           20,369,029

    Total liabilities and
    shareholders' equity            $23,030,905          $21,118,151


                                                       2000           1999
Long-term debt with subsidiary consisted of:
   Mortgage payable to Springs Valley Bank & Trust
  Company, Jasper, Indiana (the wholly owned
  subsidiary of SVB & T Corporation), variable
   interest rate, 8.50% at December 31, 1999,
  secured by branch bank building in Jasper,
   Indiana, paid off in 2000                       $   0           $ 16,471


Notes to Consolidated Financial Statements

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                                 Years Ended December 31,
Condensed Statement of Income               2000         1999          1998
INCOME
  Dividend income                       $  11,000        $   0        $  0
  Dividends from subsidiary               783,840      687,280     475,700
  Rent from subsidiary                    300,000      300,000     300,000
    Total income                        1,094,840      987,280     775,700

EXPENSE
  Depreciation                             66,103       64,335      65,584
  Interest on long-term debt                9,618       26,120      46,947
  Other expenses                          120,958       79,885      76,198
    Total expense                         196,679      170,340     188,729

Income before income taxes and equity in
undistributed earnings of subsidiary      898,161      816,940     586,971
Income tax expense                         61,200       51,400      45,900

Income before equity in undistributed
earnings of subsidiary                    836,961      765,540     541,071
Equity in undistributed earnings of
subsidiary                              1,202,071    639,017     1,288,111
Net income                           $  2,039,032  1,404,557   $ 1,829,182

Notes to Consolidated Financial Statements

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS


                                               Years Ended December 31,
Condensed Statement of Cash Flows          2000         1999          1998
Operating Activities:
  Net income                      $  2,039,032     $  1,404,557    $1,829,182
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                       66,103           64,335           65,584
  Undistributed net income of
  subsidiary                      (1,202,071)        (639,017)     (1,288,111)
  Deferred income taxes              22,804            20,625          20,901
  (Increase) decrease in other
  assets                            (42,900)          (14,200)        (35,500)
  Increase (decrease) in accrued
  expenses, dividends payable and
  payable to subsidiary              6,738            33,020         (2,559)
Net cash provided by operating
 activities                         889,706          869,320         589,497

Investing Activities:
  Additions to buildings and
  equipment                      (42,801)            (22,217)          (4,069)
  Net cash used by investing
  activities                    (42,801)             (22,217)           (4,069)

Financing Activities:
  Net treasury stock activity     67,527            (119,873)           7,114
  Dividends paid                 (536,420)          (514,667)        (448,629)
  Principal payment on long-term
  debt                            (216,471)         (219,368)      (216,228)
  Net cash used by financing
  activities                      (685,364)        (853,908)       (657,743)

  Increase (decrease) in cash
  and cash equivalents            161,541          (6,805)             (72,315)
  Cash and cash equivalents at
  beginning of year               14,736           21,541               93,856
  Cash and cash equivalents end
  of year                  $     176,277    $       14,736       $       21,541





INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
SVB & T Corporation and Subsidiary
French Lick, Indiana


We have audited the accompanying consolidated statements of financial condition of SVB & T Corporation and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB & T Corporation and Subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





Nonte & Company LLC
Certified Public Accountants

Jasper, Indiana
January 22, 2001

Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  2000        1999         1998
Primary
 Weighted average shares
  outstanding                $  745,017  $  745,994   $  745,006
 Net Income                   2,039,032   1,404,557    1,829,182
 Net income per common share $     2.74  $     1.88   $     2.45

SVB&T Corporation has no common stock equivalents


Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana


Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated January 22, 2001, included in the 2000 Annual Report to Shareholders of SVB&T Corporation.


NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 22, 2001