Form 10-Q
period 2001-03-31
SVB&T CORP /NEW
filed 2001-05-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 747,100 shares outstanding at May 10, 2001. The Registrant holds 52,900 shares in the form of Treasury Stock.









                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 2001 and 2000 and December 31, 2000...............     3

         Consolidated Statement of Income
          Three months ended March 31, 2001 and 2000..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 2001 and 2000.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2001 and 2000..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12


















SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              2001          2000           2000
____________________________________________________________________________
ASSETS:
Cash and due from banks                  4,338         4,590         5,824
Federal funds sold                       4,240             0             0
Interest bearing deposits in other banks    52            61            49
    Total cash and cash equivalents      8,630         4,651         5,873
Investment securities, available for
 sale (carried at market value)         23,741        26,097        28,592
  Loans
  Loans, net of unearned interest      207,155       184,027       204,672
  Allowance for loan losses             (1,679)       (1,662)       (1,671)
    Net loans                          205,476       182,365       203,001
Buildings and equipment                  4,538         4,491         4,607
Other real estate                          337             0             0
Interest receivable                      1,626         1,514         1,886
Deferred income taxes                        0           525             0
Other assets                             3,032         1,083         3,268
   Total Assets                        247,380       220,726       247,227
Liabilities:
Deposits
  Non-interest bearing demand           12,832        11,884        13,800
  Interest bearing                     180,087       161,511       172,560
  Total Deposits                       192,919       173,395       186,360
Federal Funds Purchased                      0         3,460         2,765
Other Short Term Borrowings                  0         5,000         2,500
Interest payable                         1,125           813           964
Deferred income taxes                      299             0           134
Other liabilities                          898         1,182           935
Long-Term Borrowings                    29,100        16,100        31,100
       Total Liabilities               224,341       199,950       224,758
SHAREHOLDERS' EQUITY:
Common stock                               200           200           200
Capital surplus                          6,263         6,211         6,211
Retained earnings                       17,282        15,956        17,048
Net unrealized gain (loss) on
 investment securities                     238         (616)           (15)
Treasury stock at cost (52,900 shares)    (944)         (975)         (975)
   Total Shareholders' Equity           23,039        20,776        22,469
Total Liabilities and
   Shareholders' Equity                247,380       220,726       247,227





                       (Dollar amounts in thousands)





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    2001               2000
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        4,480              3,946
Investment securities:
  Taxable                                          199                271
  Non-taxable                                      183                117
Federal funds sold and securities
 purchased under agreements to resell               42                  2
        Deposits with banks                          1                  0
          Total Interest Income                  4,905              4,336
INTEREST EXPENSE:
Deposits                                         2,270              1,884
Other Short Term Funds Borrowed                      2                146
Long-Term Borrowings                               471                144
  Total interest expense                         2,743              2,174
  Net interest income                            2,162              2,162
Provision for loan losses                          180                 75
  Net interest income after
  provision for loan losses                      1,982              2,087
NON-INTEREST INCOME:
Trust fees                                         173                173
Service charges on deposit accounts                128                123
  Insurance and claims processing                   55                 41
Securities gains (losses), net                       0                  4
Other Income                                         8                 40
  Total Non-interest Income                        364                381
NON-INTEREST EXPENSE:
Salaries and employee benefits                   1,024                925
Premise and equipment expense                      266                348
FDIC Deposit expense                                 5                  9
Other expenses                                     515                427
  Total non-interest expense                     1,810              1,709
Income before income taxes                         536                759
Provision for income tax                           167                284
  Net Income                                       369                475
NET INCOME PER COMMON SHARE:
  Primary                                          .49                .64
   Weighted average common shares
   outstanding                                 747,100            745,028
DIVIDENDS DECLARED:
  Cash dividends                                  0.15               0.15

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended March 31,
(unaudited)                                         2001               2000
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         369                 475
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                    0                   1
Depreciation                                          94                 101
Net premium amortization (discount accretion)
 of investment securities                              4                  10
Provision of loan losses                             180                  75
Decrease(increase) in interest receivable            260                  50
(Increase) decrease in other assets                 (153)               (661)
Increase (decrease) in accrued expenses and
other liabilities                                    124                 346
  Net cash flows provided by operating
  activities                                         878                 397
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                         0                (43)
Purchase of investment securities available
for sale                                          (1,868)             (1,536)
Proceeds from maturities and paydowns of
investment securities available for sale           7,184               1,412
Net (increase) decrease in loans                  (2,655)             (9,015)
Purchase of premises and equipment                   (24)                (69)
  Net cash flows used in investing
  activities                                       2,637             (9,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings
  Non-interest bearing demand                       (968)            (10,218)
  Total interest-bearing deposits                  7,527               2,337
Federal Funds Purchased                           (2,765)               3,460
  Other Short-Term Borrowings                     (2,500)                   0
  Long-Term Borrowings                            (2,000)             (7,000)
Cash dividends paid                                 (134)                134
Treasury Stock Sold                                   82                  27
Treasury Stock Purchased                               0                   0

  Net cash flows provided by (used in)
  financing activities                              (758)               2,740
Net increase (decrease) in cash equivalents        2,757             (6,114)
Cash and cash equivalents at beginning of
 period                                            5,873              10,765
Cash and cash equivalents at end of period         8,630               4,651
Total interest paid                                2,904               2,145
Total taxes paid                                     273                 333



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      2001                2000
__________________________________________________________________________

Balance, beginning of period                   22,469              20,369
  Net income                                      369                 475
  Cash dividends                                 (133)               (134)
  Net unrealized gain (loss) on investment
  securities                                      252                (72)
  Sales of Treasury Stock                          82                 138
  Purchase of Treasury Stock                        0                   0
Balance, end of period                         23,039              20,776



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


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 2001 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 2001  March 31, 2000  Dec. 31, 2000
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                             8,197         13,460         14,923
States and political subdivisions     14,550         10,468         12,742
Mortgage - backed securities              75            130             75
Other domestic securities                869            834            852
Equity Securities                         50          1,205              0
Total Investment Securities           23,741         26,097         28,592




                                March 31, 2001  March 31, 2000  Dec. 31, 2000
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       41,850         27,655         40,868
Real estate loans                    105,460        100,303        103,100
Construction loans                    17,323          7,129         17,173
Agricultural production financing
     and other loans to farmers        2,190          1,852          1,751
Individual loans for household
     and other personal expense       39,381         46,549         41,319
Economic development revenue bonds       259              0              0
Lease Financing Receivable               718            348            585
Other Loans Excluding Consumer            53            332              0
Less: Unearned income on loans           119            141            124
Total Loans                          207,115        184,027        204,672



                         (Dollars amounts in thousands)




PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $369,000 represents a decrease of $106,000 or 22% from the $475,000 reported for the same period last year. This resulted from an increase in the allocation for Reserve for Bad Debts and an increase in the non-interest expenses.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 2000, net interest income remained the same compared to first quarter in 2000. The decreasing interest rates have shrunk the interest margins due to earning assets repricing more frequently than interest-bearing deposits. The volume increase has made up for the rate decreases on earning assets.


OTHER INCOME

Other income of $364,000 for the first quarter of 2001 is $17,000 or 4% less than the same period for 2000. There were several tractor trailers that the bank repossessed and sold at a loss of $45,000 during the first quarter of 2001.


OTHER EXPENSES

For the first three months of 2001, other expenses increased by $101,000 to $1,810,000 compared to $1,709,000 for the same period of 2000. This is due to a 10% increase in employee benefits and the implementation of imaging in May of 2000 in the bank. This is an additional expense of $34,000 comparing year to date 2001 to 2000.











ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,679,000 at March 31, 2001 compared to $1,662,000 at March 31, 2000.

At March 31, 2001 the allowance for possible loan losses was .90% of total loans, net for unearned interest. This compares to an allowance of .90% at March 31, 2000. Net charge offs for the first three months of 2001 were $172,000, compared to $40,000 for the same period last year. Management has increased the monthly loss allocation to $35,000 compared to $25,000 for the year 2000 and an additional $100,000 allocation for the first quarter of 2001. Based on management's review of the portfolio, management believes the allowance of $1,679,000 is adequate.



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

As of March 31, 2001 the rate-sensitive assets were 65% of rate-sensitive liabilities in the 1-180 day maturity category and 71% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 2001 was $23,039,000 compared to $20,776,000 for the same period last year. This increase is attributed to the Net Income for 2000 and the decrease of the net unrealized loss on investment securities.











(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 2001 the corporation's leverage capital ratio was 8.63% which compared to 9.26% at March 31, 2000.


As of March 31, 2001 the corporation's total risk-based capital ratio was 12.44% compared to 12.49% at March 31, 2000.


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




Date:  May 12, 2001