Form 10-Q
period 2001-06-30
SVB&T CORP /NEW
filed 2001-08-10
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2001

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



                             NOT APPLICABLE
Former name,former address and fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 747,100 shares outstanding at August 6, 2001. The Registrant holds 52,900 shares in the form of Treasury Stock.




















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          June 30, 2001 and 2000 and December 31, 2000................     3

         Consolidated Statement of Income
          Three and six months ended June 30, 2001 and 2000...........     4

         Consolidated Statement of Cash Flows
          Six months ended June 30, 2001 and 2000.....................     5

         Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 2001 and 2000.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12













SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                           June 30,     June 30, December 31,
   (unaudited)                               2001         2000         2000
ASSETS:
Cash and due from banks                     7,311         6,600        5,824
Federal funds sold                            866         2,015            0
Interest bearing deposits in other banks      611            51           49
    Total cash and cash equivalents         8,788         8,666        5,873

Investment securities, available for
sale (carried at market value)             20,554        26,622       28,592
Loans
  Loans, net of unearned interest         214,935       191,181      204,672
  Allowance for loan losses                (1,729)       (1,636)      (1,671)
    Net loans                             213,206       189,545      203,001
Buildings and equipment                     4,531         4,540        4,607
Other real estate                             302            40            0
Interest receivable                         1,707         1,833        1,886
Deferred income taxes                           0          190            0
Other assets                                2,991         1,818        3,268
    Total Assets                          252,133       235,074      247,227
LIABILITIES:
Deposits
  Non-interest bearing demand              15,596        12,229       13,800
  Interest bearing                        181,577       163,816      172,560
  Total Deposits                          197,173       176,045      186,360
Federal Funds Purchased                         0             0        2,765
Other Short Term Borrowings                     0         5,000        2,500
Interest payable                            1,324           814          964
Deferred income taxes                         267             0          134
Other liabilities                             869           911          935
Long-Term Borrowings                       29,100        31,100       31,100
   Total Liabilities                      228,787       213,870      224,758
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,263         6,211        6,211
Retained earnings                          17,617        16,350       17,048
Net unrealized gain (loss) on
investment securities                        210         (582)         (15)
Treasury stock at cost (53,867 shares )     (944)         (975)        (975)
    Total Shareholders' Equity             23,346        21,204       22,469
Total Liabilities and
    Shareholders' Equity                  252,133       235,074      247,227











The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       2001       2000      2001      2000
________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans            4,493      4,082     8,973     8,028
Investment securities:
  Taxable                              103        292       266       563
  Non-taxable                          197        125       380       242
Federal funds sold and
securities purchased under
agreements to resell                    11         21        53        23
Deposits with banks                      2          2         3         2
Other Interst Income                    36          0        72         0
  Total Interest Income              4,842      4,522     9,747     8,858
INTEREST EXPENSE:
Deposits                             2,132      1,908     4,402     3,792
Other Short term Funds Borrowed          6        100         8       246
Long-term Borrowings                   455        390       926       534
  Total interest expense             2,593      2,398     5,336     4,572
Net interest income                  2,249      2,124     4,411     4,286
Provision for loan losses              130         75       310       150
  Net interest income after
  provision for loan losses          2,119      2,049     4,101     4,136
NON-INTEREST INCOME:
Trust fees                             122        172       295       345
Service charges on
deposit accounts                       140        136       268       259
Securities gains (losses), net           0        (8)         0       (4)
Other Income                           121        112       184        193
  Total Non-interest Income            383        412       747       793
NON-INTEREST EXPENSE:
Salaries and employee benefits         973        962     1,997     1,887
Premise and equipment expense          265        175       531       523
FDIC Deposit expense                    15          9        20        18
Other expenses                         541        452     1,056       879
  Total non-interest expense         1,794      1,598     3,604     3,307
Income before income taxes             708        863     1,244     1,622
Provision for income tax               239        265       406       549
  Net Income                           469        598       838     1,073
NET INCOME PER COMMON SHARE:
  Primary                              .63        .80      1.12      1.44
Weighted average common shares
 outstanding                       747,100    745,028   747,100   745,028
DIVIDENDS DECLARED:
  Cash dividends                      0.18       0.15      0.36      0.30


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      2001              2000
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      838              1,073
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Deferred Income Tax                               (14)                 0
Depreciation                                      218                120
Net premium amortization (discount
accretion)
 of investment securities                          12                 18
Provision of loan losses                          310                150
Decrease(increase) in interest receivable         179              (369)
(Increase) decrease in other assets               277              (951)
Increase (decrease) in accrued expenses and
other liabilities                                 294                 76
  Net cash flows provided by operating
  activities                                    2,114                117
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase of interest bearing deposits
in other banks                                      0              (33)
Purchase investment held to maturity                0              (600)
Purchase of investment securities available
for sale                                       (1,959)            (3,367)
Proceeds from maturities and paydowns of
investment securities available for sale       10,357              1,563
Proceeds Sale of Loans                            722                  0
Net (increase) decrease in loans              (11,539)           (16,243)
Purchase of premises and equipment               (142)              (138)
  Net cash flows used in investing
  activities                                   (2,501)           (18,818)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings and Fed Funds Purchased
  Non-interest bearing demand                   1,796            (9,873)
  Total interest-bearing deposits               9,017              4,642
  Other Short-Term Borrowings and Fed
  Funds Purchased                              (5,266)                 0
  Long-Term Borrowings                         (2,000)            22,000
  Cash dividends paid                            (267)              (268)
Treasury Stock Sold                                82                138
Treasure Stock Purchased                            0               (70)
  Net cash flows provided by (used in)
  financing activities                          3,362             16,569
Net increase in cash equivalents                2,915             (2,132)
Cash and cash equivalents at beginning of
period                                          5,873             10,747
Cash and cash equivalents at end of period      8,788              8,615
Total interest paid                             4,976              4,542
  Total taxes paid                                539                850


The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Six Months Ended June 30,
(unaudited)                                         2001               2000
______________________________________________________________________________
Balance, beginning of period                       22,469            20,369
  Net income                                          838             1,073
  Cash dividends                                     (267)             (268)
  Net unrealized gain (loss) on investment
  securities                                          224              (38)
Sale of Treasury Stock                                 82               138
Purchase of Treasury stock                              0              (70)
Balance, end of period                             23,346            21,204








































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for six month period ended June 30, 2001 is not necessarily indicative of those expected for the remainder of the year.


                                   June 30,2001  June 30, 2000  Dec. 31, 2000
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                             5,072          14,460         14,923
States and political subdivisions     14,535          11,251         12,742
Mortgage - backed securities              73              79             75
Other domestic securities                874             832            852
Equity Securities                         50           1,805              0
Total Investment Securities           20,604          28,427         28,592






                                   June 30, 2001  June 30, 2000  Dec. 31, 2000
______________________________________________________________________________
LOANS:
Commercial and industrial loans          43,583       37,367         40,868
Real estate loans                       111,970       94,803        103,100
Construction loans                       17,220       15,990         17,173
Agricultural production financing
     and other loans to farmers           2,559        2,220          1,751
Individual loans for household
     and other personal expense          38,474       40,209         41,319
Economic development revenue bonds          258            0              0
Lease Financing Receivable                  692          334            585
Other Loans Excluding Consumer              282          397              0
 Less: Unearned income on loans            (103)        (139)          (124)
Total Loans                             214,935      191,181        204,672






PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $838,000 represents a decrease of $235,000 or 22% from the $1,073,000 reported for the same period last year. The second quarter earnings of $469,000 represents a decrease of $129,000 from the $598,000 reported for the second quarter of 2000. The reduced income in 2001 is a direct result of Reserve for Bad Debts allocations to covered charge-offs and future considerations. As well as, increased overhead expenses for personnel expenses for additional staffing.

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

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first six months of 2001, net interest income increased by $125,000 or 3% for the same period in 2000. The second quarter net interest income for 2001 increased by $125,000 or 6% compared to the second quarter of 2000. The improvement in the net interest income is due to assets being deployed into higher yielding loans rather than investments.

OTHER INCOME

Other income of $747,000 for the first two quarters of 2001 is $46,000 or 6% less than the same period for 2000. The decrease is due to the reduction of trust income due to the loss of a large trust account. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.

NON-INTEREST EXPENSES

For the first six months of 2001 other expenses increased by $297,000 or 9% compared to the same period of 2000. The three months ended June 30, 2001 total other expense increase was $196,000 or 12% over that same period for 2000. This increase is due to additional staffing of departments and upgrades in electronic banking services.




ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,729,000 at June 30, 2001 compared to $1,636,000 at June 30, 2000 and $1,671,000 as of December 31, 2000.

At June 30, 2001 the allowance for possible loan losses was .81% of total loans, net for unearned interest. This compares to an allowance of .88%
at June 30, 2000. Net charge offs for the first six months of 2001 were $252,000 compared to $142,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,729,000 is adequate.


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

As of June 30, 2000 the rate-sensitive assets were 60% of rate-sensitive of liabilities in the 1-180 day maturity category and 76% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 2001 was $23,346,000 compared to $21,204,000 for the same period last year. The shareholder's equity has increased by $2,142,000 or 10% from June 30, 2000 to June 30, 2001. This increase is attributed to profits and securities appreciation.















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 2001 the bank's leverage capital ratio was 9.31% which compared to 8.37% at June 30, 2000.


As of June 30, 2001 the bank's total risk-based capital ratio was 13.17% compared to 12.01% at June 30, 2000.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for tier II risk-based capital.



PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         None


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 15, 2001.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Brian K. Habig, Douglas A. Habig, John B.
             Habig Thomas L. Habig, Hilbert Lindsey, Ronald G. Seals,
             R.J. Sermersheim, Ronald J. Thyen, James C. Tucker, and
             Gary P Critser.
         (c) The shareholders unanimously approved the action of the directors and officers since the 2000 annual meeting of shareholders. A total of 251,502 shares were voted in person and 366,351 shares voted by proxy. This totals 617,853 shares voted in approval of the 747,100 shares outstanding.

Item 5 - OTHER INFORMATION

         The company has agreed to purchase approximately 19% of its outstanding common stock from a related party shareholder at $40 per share (total price approximately 5,960,000. The decision to purchase this stock is contingent on the approval of various regulatory agencies. The purchase of the stock will not result in capital ratios which are less than well capitalized.

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




Date:  August 8, 2001