Form 10-Q
period 2001-09-30
SVB&T CORP /NEW
filed 2001-11-09
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 747,100 shares outstanding at November 2, 2001. The Registrant holds 52,900 shares in the form of Treasury Stock.
















                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 2001 and 2000 and December 31, 2000...........      3

         Consolidated Statement of Income
          Three and nine months ended September 30, 2001 and 2000.....      4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 2001 and 2000...............      5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 2001 and 2000...............      6

         Notes to Consolidated Financial Statements...................    7-8


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   8-10



PART II. OTHER INFORMATION............................................     11



SIGNATURES............................................................     12

























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               2001         2000         2000
ASSETS:
Cash and due from banks                     4,127         5,931        5,824
Federal funds sold                          2,500           630            0
Total cash and cash equivalents             6,627         6,561        5,824
Interest bearing deposits in other banks      225            34           49

Investment securities, available for
sale (carried at market value)             20,032        26,771       28,592

Loans
  Loans, net of unearned interest         210,735       197,953      204,672
  Allowance for loan losses                (1,698)       (1,722)      (1,671)
    Net loans                             209,037       196,231      203,001
Buildings and equipment                     4,412         4,544        4,607
Other real estate                             302           133            0
Interest receivable                         1,666         2,085        1,886
Deferred income taxes                           0            65
0
Other assets                                3,080         3,286        3,268
Total Assets                              245,381       239,710      247,227
LIABILITIES:
Deposits
  Non-interest bearing demand              12,329        16,827       13,800
  Interest bearing                        178,043       165,890      172,560
  Total Deposits                          190,372       182,717      186,360
Federal Funds Purchased                         0             0        2,765
Other Short Term Borrowings                     0         2,500        2,500
Interest payable                            1,030           921          964
Long-Term Borrowings                       29,100        31,100       31,100
Deferred income taxes                         364             0          134
Other liabilities                             804           733          935
    Total Liabilities                     221,670       217,971      224,758
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,263         6,211        6,211
Retained earnings                          17,900        16,695       17,048
Net unrealized gain (loss) on
investment securities                         336         (392)         (15)
Treasury stock at cost (53,553 shares)       (988)         (975)       (975)
Total Shareholders' Equity                 23,711        21,739       22,469
Total Liabilities and
    Shareholders' Equity                  245,381       239,710      247,227













The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       2001       2000      2001       2000
_____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans           4,270       4,302   13,243       12,330
Investment securities:
  Taxable                             145         304      411         867
  Non-taxable                         119         132      499         374
Federal funds sold and
securities purchased under
agreements to resell                   23          46       76          69
Deposits with banks                     6           0        9           2
Other Interest Income                  32           0      104           0
  Total Interest Income             4,595       4,784   14,342      13,642
INTEREST EXPENSE:
Deposits                            1,964       2,095    6,366       5,887
Other Short term Funds Borrowed         0          70        8         316
Long-Term Borrowings                  451         505    1,377       1,039
  Total interest expense            2,415       2,670    7,751       7,242
Net interest income                 2,180       2,114    6,591       6,400
Provision for loan losses             105          75      415         225
  Net interest income after
  provision for loan losses         2,075       2,039    6,176       6,175
NON-INTEREST INCOME:
Trust fees                             98         173      393         518
Service charges on
deposit accounts                      137         136      405         395
Securities gains (losses), net         11         (6)       11       (10)
Other Income                          123         104      307         297
  Total Non-interest Income           369         407    1,116       1,200
NON-INTEREST EXPENSE:
Salaries and employee benefits      1,013         977    3,010       2,864
Premise and equipment expense         258         265      789         788
FDIC Deposit expense                    6           9       26          27
Other expenses                        553         493    1,609       1,372
  Total non-interest expense        1,830       1,744    5,434       5,051
Income before income taxes            614         702    1,858       2,324
Provision for income tax              196         224      602         773
  Net Income                          418         478    1,256       1,551
          NET INCOME PER COMMON SHARE:
  Basic                              $.56        $.64    $1.68       $2.08
  Diluted                            $.56        $.64    $1.67       $2.08
Weighted average common shares
outstanding
 Basic                            747,100     745,028  747,100     745,028
 Diluted                          750,036     747,403  750,036     747,403







The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Nine Months Ended Sept 30,
(unaudited)                                      2001               2000
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      1,256              1,551
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                 83                 63
Depreciation                                       326                308
Net premium amortization (discount
accretion) of investment securities                 15                 23
Provision of loan losses                           415                225
(Increase)decrease in interest receivable          220               (621)
(Increase) decrease in other assets               (114)              (599)
Increase (decrease) in accrued expenses and
other liabilities                                  (65)                 5
  Net cash flows provided by operating
  activities                                     2,136                955
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease of interest bearing
deposits in other banks                           (176)               (16)
Purchase of investment securities available
for sale                                        (3,257)            (3,901)
Purchase of investment securities held to
maturity                                             0               (600)
Proceeds from maturities and paydowns of
investment securities available for sale        12,382              2,257
Net (increase) decrease in loans                (6,451)           (23,097)
Purchase of premises and equipment                (131)              (328)
Net cash flows used in investing
  activities                                     2,367            (25,685)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits,
Federal Funds and short-term borrowings
  Non-interest bearing demand                   (1,471)            (5,275)
  Total interest-bearing deposits                5,483              6,716
  Federal Funds Purchased                       (2,765)                 0
  Other Short-Term Borrowings                   (2,500)            (2,500)
Long-Term Borrowings                            (2,000)            22,000
Cash dividends paid                               (403)              (402)
Treasury Stock Sold                                  0                  5
Treasury Stock Purchased                           (44)                 0
Net cash flows provided by (used in)
   financing activities                         (3,700)            20,544
Net increase (decrease) in cash equivalents        803             (4,186)
Cash and cash equivalents at beginning of
period                                           5,824             10,747
Cash and cash equivalents at end of period       6,627              6,561
Total interest paid                              7,685              7,105
Total taxes paid                                   901                783






The accompanying notes are an integral part of this statement.
SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         2001               2000
_______________________________________________________________________________


Balance, beginning of period                       22,469            20,369
  Net income                                        1,256             1,551
  Net unrealized gain (loss) on investment
  securities                                          350               153
Comprehensive Income                                1,606             1,704
Cash Dividends                                       (403)             (402)
Sale of Treasury Stock                                 82                68
Purchase of Treasury Stock                            (43)                0
Balance, end of period                             23,711            21,739













































The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended September 30, 2001 is not necessarily indicative of those expected for the remainder of the year.


Note 2
                                  Sept. 30, 2001 Sept. 30, 2000  Dec. 31, 2000
________________________________________________________________________________

INVESTMENT SECURITIES (at Market Value):
U.S. treasury securities                 0              0              0
U.S. Government corporations
& agencies                           4,112         14,578         14,923
States and political subdivisions   15,847         11,277         12,742
Mortgage - backed securities            73             78             75
Other domestic securities                0            838            852
Total Investment Securities         20,032         26,771         28,592


Note 3

                                  Sept. 30, 2001 Sept. 30, 2000  Dec. 31, 2000
________________________________________________________________________________

LOANS:
Commercial and industrial loans     44,120         39,443         40,868
Real estate loans                  108,662         98,827        103,100
Construction loans                  16,904         16,196         17,173
Agricultural production financing
     and other loans to farmers      2,774          2,434          1,751
Individual loans for household
     and other personal expense     36,488         40,125         41,319
Economic development revenue bonds     258              0              0
Lease Financing Receivable             659            609            585
Other Loans Excluding Consumer         963            451              0
 Less: Unearned income on loans        (93)          (132)          (124)
Total Loans                        210,735        197,953        204,672










The accompanying notes are an integral part of this statement.

Note 4

Commitments

The corporation has agreed to purchase approximately 19% of it's outstanding common stock from a related party shareholder at $40 per share (total price approximately $5,960,000). A notice of proposed exemption from the Department of Labor was published in the Federal Register on October 23, 2001. Assuming no objections, the department will issue final approval after 45 days and the purchase will be completed in late December 2001. The purchase of this stock will not result in capital ratio's which are less than well capitalized.

Note 5

Subsequent Events

As a result of an examination by the Federal Deposit Insurance Corporation, the Corporation has been directed to add $600,000 to it's allowance for loan losses. This addition will be booked in the 4th quarter of 2001. The expected effect of this addition, after tax, is to reduce net income by $390,000.


PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $1,256,000 represents an decrease of $295,000 or 19% from the $1,551,000 reported for the same period last year. The third quarter earnings of $418,000 represents an decrease of $60,000 or 13% from the $478,000 reported for the third quarter of 2000. The decreases are a direct result of an increase in reserve for bad debts allocation for 2001 to cover charge-offs and future considerations.

NET INTEREST INCOME

Springs Valley Bank & Trust Company is asset sensitive as rates have decreased very quickly this year. Interest earning assets reprice faster than interest bearing deposits. In a decreasing rate environment, the bank's income decreased because of a smaller interest spread even though loan totals have increased.

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits. In the first nine months of 2001, net interest income increased by $1,000 or 0% compared to the same period in
2000.  The third quarter net interest income for 2001 increased by $36,000 or
2%
compared to the third quarter of 2000. Loans are repricing downward so quickly that interest income is decreasing much faster than interest expenses.

OTHER INCOME

Other income of $1,116,000 for the first three quarters of 2001 is $84,000 or 7% less than the same period for 2000. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed. Trust income has decreased by $125,000 due to a large trust moving their account to a larger institution.


NON-INTEREST EXPENSES

For the first nine months of 2001, other expenses increased by $383,000 or 8% compared to the same period of 2000. The three months ended September 30, 2001 total other expense increase was $86,000 or 5% increase over that same period for 2000. The increase is principally the effect of increased salaries and employee benefits, and enhancements made in data operations, such as imaging and communications.





ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $1,698,000 at September 30,
2001
compared to $1,772,000 at September 30, 2000 and $1,671,000 as of December 31, 2000.

At September 30, 2001 the allowance for possible loan losses was .81% of total loans, net for unearned interest. This compares to an allowance of .87%
at September 30, 2000. Net charge offs for the first nine months of 2001 were $388,000 compared to $130,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $1,698,000 is not adequate. An additional allocation of $600,000 will be placed into the allowance for loan losses in the 4th quarter of 2001, which will place the allowance at 1.03% of total loans.


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

As of September 30, 2001 the rate-sensitive assets were 68% of rate-sensitive liabilities in the 1-180 day maturity category and 76% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of September 30, 2001 was $23,711,000 compared to
$21,739,000 for the same period last year. The shareholder's equity has increased by $1,972,000 or 9% from September 30, 2000 to September 30, 2001. This increase is attributed to the unrealized loss on investment securities and profits.


















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of September 30, 2001 the leverage capital ratio was 9.49% which compared to 9.05% at September 30, 2000.


As of September 30, 2001 the total risk-based capital ratio was 13.60% compared to 11.46% at September 30, 2000.


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




Date: November 7, 2000