Form 10-K
period 2001-12-31
SVB&T CORP /NEW
filed 2002-03-26
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 2001
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 2002 was approximately $14,128,614.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2002 was 601,864.

Portions of the 2001 Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Part II.








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

The Bank serves as the local depository, and provides trust services for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 4% of the deposits of the bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 10% of the Bank's total loans. Accordingly, the cash flow of Kimball can have a significant impact on the deposit and loan functions and earnings of the Bank.

At December 31, 2001, the company had total assets of $240 million, total deposits of $182 million, and total equity capital of $23 million.

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

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

Banks, securities firms and insurance companies may now affiliate in a new financial holding company structure. The Company does not currently plan to engage in any activity other than owning the stock of the Bank.

Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.


Springs Valley Bank & Trust Company

General Regulatory Supervision. The Bank is an Indiana-chartered banking corporation subject to examination by the Indiana Department of Financial Institutions. The Indiana Department of Financial Institutions and the FDIC regulate or monitor virtually all areas of the Bank's operations. The Bank must undergo regular on site examinations by the FDIC and DFI and must submit annual reports to the FDIC and the DFI.

Lending Limits. Under Indiana law, the total loans and extensions of credit by an Indiana- chartered bank to a borrower outstanding at one time and not fully secured may not exceed 15% of the bank's capital and unimpaired surplus.

Deposit Insurance. Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. The Bank is subject to deposit insurance assessment by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. The Bank is also subject to assessment for the Financial Corporation
(FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, which the Bank may not be able to pass on to its customers.

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same as, or at least as favorable to such institution or its subsidiaries as, those prevailing at the time for comparable transactons with nonaffiliated companies.

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

Community Reinvestment Act. The Community Reinvestment Act requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers,acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank.

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

At December 31, 2001, the company had total assets of $240 million, total deposits of $182 million, and total equity capital of $23 million.



The following are the Company's regulatory capital ratios as of December 31, 2001:

                         Tier 1 Capital:    13.00%
                         Total Capital:     14.10%
                         Leverage Ratio:     9.60%

The following are the Bank's regulatory capital ratios as of December 31, 2001:

                          Tier 1 Capital:   12.20%
                          Total Capital:    13.40%
                          Leverage Ratio:    9.00%


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

The deposit operations of the Bank also are subject to the:

                 Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and


                 Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve Board to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.


Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain "institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Effect of Governmental Monetary Policies. The earnings of the Company and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Property

The Bank properties consist of the home office, located at 505 South Maple Street in French Lick, Indiana, and branch offices located at Broadway Avenue in West Baden Springs; 1500 Main Street in Jasper, Indiana; 865 3rd Avenue in Jasper, Indiana; and 614 E Water Street in Borden, Indiana; and a leased office at 241 US 231 South in Jasper, as well as twelve automated teller machines, six in Jasper, one in West Baden, one in French Lick, one in Borden, one in Salem, one in Santa Claus and one in Huntingburg. All cities are located in Indiana. The Company has no separate offices.

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

According to the information available to the Company the following table displays the high and low selling prices for each quarter for 2000 and 2001. Other trades may have occurred at prices of which the Company was not aware.

    Year     Quarter  High/Per Share   Low/Per Share
    2001        1         $39              $39
                2         N/A              N/A
                3         $30              $30
                4         $30              $30

    2000        1         $40              $38
                2         $40              $38
                3         N/A              N/A
                4         $40              $39

The company has 328 shareholders on record as of March 10, 2001.

The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        2001              $.18     $.18     $.18     $.18
        2000              $.18     $.18     $.18     $.18

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 2001 approximately $3,055,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.

PART II

Item 6.  Selected Financial Data
                              (dollars in thousands except per share data)
Summary of Operations            2001     2000      1999      1998     1997
Interest and Fees on Loans  $  17,176  $ 16,933 $ 13,341  $ 12,480  $  11,599
Interest on Investments         1,416     1,778    1,666     2,055      2,929
  Total Interest Income        18,592    18,711   15,007    14,535     14,528
Interest on Deposits            8,056     8,135    6,781     7,161      7,475
Interest on Short-term
 Borrowing                         10       148        8        43        157
Interest on Long-term Debt      1,832     1,766      540        12          0
  Total Interest Expense        9,899    10,049    7,329     7,216      7,632
Net Interest Income             8,694     8,662    7,678     7,319      6,896
Provision for Loan Losses       1,120       300      850       580        400
Net Interest Income after
 Provision for Loan Loss        7,574     8,362    6,828     6,739      6,496
 Service Charges on Deposit
 Accounts                         579       534      533       615        505
Other Income                    1,209     1,209    1,172     1,260
1,254
 Total Other Income             1,789     1,743    1,705     1,875      1,759
Salaries and Benefits           4,179     3,870    3,614     3,381      3,295
Other Expenses                  2,979     3,108    2,811     2,361      2,343
  Total Other Expenses          7,158     6,978    6,452     5,742      5,638
Income Before Income Tax        2,205     3,127    2,108     2,872      2,617
Income Tax Expense                608     1,088      703     1,043        922
Net Income                      1,597     2,039    1,405     1,829      1,695

Year-end Balances
Total Assets                  240,450   247,227  217,394   182,741    190,404
Total Loans, Net              203,707   203,001  173,492   142,563    139,202
Total Long-term Debt           29,100    31,100    9,100     1,000          0
Total Deposits                181,740   186,360  181,276   159,331    165,871

Total Shareholders' Equity     23,653    22,469   20,369    20,333     18,715
Per Share Data
Net Income                       2.14      2.74     1.88      2.45       2.27
Cash Dividends                    .72       .72      .69       .60        .54

Shareholders' Equity,
 End of Year                    31.77     30.16    27.30     27.18      25.09

Other Data at Year-end
Number of Employees               113       111      106       104        107
Weighted Average Number
 of Shares                    746,372   745,017  745,994   745,806    745,800

Return on Assets                  .65%      .86%     .70%      .98%
..90%
 Return on Shareholders' Equity 7.11%    10.01%    6.90%     9.66%     10.43%

Item 7.  Management's Discussion and Analysis of Financial Condition
and                  Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)

                            2001                2000                 1999
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks               441     12 2.72%     69      3 4.35%     67      3
4.48%  Federal funds sold  2,623     91 3.74%  1,309     73 5.58%  3,323
167 5.03%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed   6,474    385 5.95% 14,828    927 6.25% 14,748    885 6.00%
 States and political
  subdivisions     14,557  1,094 7.52% 11,321    849 7.50%  9,887    723 7.31%
 Other securities   2,577    188 7.30%  2,445    194 7.93%  1,774    115 6.48%
TOTAL INVESTMENT
 SECURITIES        23,608  1,667 7.06% 28,594  1,970 6.89% 26,409  1,723 6.52%
 Loans: (1) (2)
 Commercial        63,043  4,989 7.91% 53,966 5,004  9.27% 39,196  3,451 8.80%
 Installment, net of
  unearned income  47,165  4,251 9.01% 48,437  4,612 9.52% 44,519  4,090 9.19%
 Real Estate       97,658  7,831 8.02% 87,707  7,182 8.19% 74,459  5,662 7.60%
 Credit Card
  and Other           811    10613.07%  1,059    13512.75%  1,033    13813.36%
TOTAL LOANS       208,677 17,177 8.23%191,169 16,933 8.86%159,207 13,341 8.38%
 TOTAL EARNING
  ASSETS          235,349 18,947 8.05%221,141 18,979 8.58%189,006 15,234 8.06%
 Less: Allowance
  for Losses       (1,751)             (1,671)             (1,394)
Non-Earning Assets:
 Cash and due
  from banks        4,807               4,806               4,904
  Other Assets      7,426               7,470               7,055
TOTAL ASSETS      245,831             231,746             199,571

LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         39,123   888  2.27% 40,167    959  2.39% 43,248 1,029 2.38%
 Money market
  accounts         40,639 1,482  3.65% 37,194  2,078 5.59% 32,266 1,426 4.42%
Certificates of
  deposit $100,000
  and over         23,274 1,360  5.84% 31,498  1,859  5.90% 26,864 1,467 5.46%
Other time deposits74,327 4,326  5.82% 55,621  3,239  5.82% 53,019 2,859 5.39%
TOTAL INTEREST-
 BEARING DEPOSITS 177,363 8,056  4.54%164,480  8,135  4.95%155,397 6,781 4.36%
Borrowing          29,818 1,842  6.18% 30,815  1,914  6.21%  9,690   548 5.66%
TOTAL INTEREST-BEARING
  LIABILITIES     207,181 9,898  4.78%195,295 10,049  5.15%165,087 7,329 4.44%
 Non-interest bearing
 liabilities:
 Demand deposits   13,262              13,362               12,594
 Other liabilities  2,327               1,670                1,540
 Shareholder's
  equity           23,061              21,419               20,350
TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           245,831             231,746              199,571
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          18,947  8.05%        18,979  8.58%       15,234 8.06%
Interest expense/
 earning assets           9,898  4.21%        10,049  4.54%        7,329 3.88%
 New yield on interest
   earning assets         9,049  3.84%         8,930  4.04%        7,905 4.18%

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

Results of Operation

Net Income

Net income for 2000 was $1,597,209.

The table below is a comparison of the net income for the years 1999 thru 2001. This table also displays the percentage and dollar amount changes which occurred during the last three years.
                               Increase/
%Increase/                                                     Decrease
from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  2001          $1,597,209     $(441,791)         (21.67%)
  2000           2,039,000       635,000           45.23%
  1999           1,404,000      (425,000)         (23.24%)

SVB&T Corporation's net income has decreased during the last year. The main contributing factors to this decrease is an increase in provision loan loss expense.

Total net income before tax for 2001 decreased $922,023 which results in a 29.48% decrease.

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

In 2001, tax equivalent net interest income of $9,049,000 increased by $119,000, which resulted in a 1.33% increase. The net interest income from 2000 was $8,930,000 which was a $1,025,000 over the 1999 net interest income of 7,905,000.

CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                           2001      2000      1999       2001      2000
Interest income on:
  Loans                 17,177    16,933     13,341       1.44%    26.92%
  Investment securities  1,667     1,970      1,723     -15.38%    14.34%
  Federal funds sold        91        73        167      24.66%   -56.29%
  Due from FHLB             12         3          3     300.00%
0.00%
Total interest income   18,947    18,979     15,234      -0.17%    24.58%

Interest expense on:
  Savings and daily
   interest checking       888       959      1,029       -7.40%    -6.80%
  Money market deposits  1,482     2,078      1,426      -28.68%    45.72%
  Certificates of
   deposit of $100,000
   & over                1,360     1,859      1,467       26.84%    26.72%
  Other time deposits    4,326     3,239      2,859       33.56%    13.29%
  All other borrowing    1,842     1,914        548       -3.76%   249.27%
 Total interest expense  9,898    10,049      7,329       -1.50%    37.11%
Net interest income      9,049     8,930      7,905        1.33%    12.97%
Net interest margin       3.84%     4.04%      4.18%

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      2001 vs 2000           2000 vs 1999
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume
Rate
Interest income on:
  Loans                            244 1,496  (1,252)     3,592   2,755   837
 Investment securities            (303) (348)     45        247     147   100
  Federal funds sold                18    59     (41)       (94)   (107)   13
  Due from FHLB                      9    13      (4)         0       0
(0)
   Total interest income           (32)1,220  (1,252)     3,745   2,795   950
Interest expense on:
  Savings and daily interest
   checking                       (71)   (24)    (47)      (70)     (73)     3
 Money market deposits           (596)   159    (755)      652      247
405   Certificates of deposit of
    $100,000 and over            (499)  (483)    (16)       392      263
129  Other time deposits             1,087  1,089      (2)       380
146   234
All other borrowing               (72)   (62)    (10)     1,366    1,253
113
    Total interest expense       (151)   679    (830)     2,720    1,836   884
 Net interest income              119    541    (422)     1,025      959    66

The variance not due solely to rate or volume is allocated equally between the rate and volume variances.

Provision for Loan Losses

The provision for loan losses was $1,120,000 in 2001; $300,000 in 2000; and $8500,000 in 1999. As of December 31, 2001, the provision was 1.01% of loans outstanding. The allowance for loan losses increased $426,000 during 2001. Management's analysis indicates the current allowance is adequate to fund anticipated future needs. These additional reserves are due to a softening of the economy through 2001 and a more conservative approach on the amount of funds necessary for our participation loans.

Other Income

Total other income for 2001 was $1,788,796, which is a $46,008, 2.64% increase over 2000's total other income of $1,742,788.

The two primary sources of other income were trust income and service charges income. Trust income accounts for 30.35% of total other income, however, it has decreased 28.5% from 2000. This decrease is due to the termination of SVB&T's trustee services to Kimball International, Inc.for their retirement account.

Service charge income is up 8.53%, from 2000. This is due largely to a tightening of our overdraft refunding policy.

In addition to the above referenced line items - net gain on sales of loans was a major contributor to other income. This is a result of selling in house fixed rate loans 2001 was the first year for this and resulted in $181,905 in income which is 10.17% of other income.

Insurance income, other operating income and realized security gains (losses) make up the remainder of total other income category. As a total the accounts resulted in $484,991 of income for 2001.
Other Expenses

Total other expenses for 2001 were $7,157,686. This is a $180,198, 2.52% increase over the 2000 total of $6,977,488.

Salaries and employee benefits are the two largest expense categories. Salaries and employee benefits expense for 2001 were 4.179,233. This is an increase of $309,583 over 2001, which results in an 8% increase. This increase in expenses represent an increase in the number of employees and normal pay and benefit increases for the banks employees.

Personal property tax was up by $25,000 as compared to 2001. This was due to a higher assessment value for 2001.

Software Amortization expense increased 29.98% as compared to 2001. The $49,000 increase was due to a decrease in the number of years over which Software is being amortized.

Loan expense also increased for 2001. This increase is due to repoed assets being sold at $28,000 less than anticipated resulting a current year earning reduction.

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

Income tax expense for 2001 was $608,000 compared to $1,088,000 in 2000 and $703,000 in 1999. The effective tax rate was 27.57% in 2001, 34.80% in 2000, and 33.46% in 1999. The effective rate decreased in 2001 compared to 2000 due to an increased tax-free income. In 2000 compared to 1999, the effective rate changed very little.

Financial Condition

As of December 31, 2001 total assets decreased to $240,450,000, a 2.74% decrease from December 31, 2000 total of $247,227,000. Average total assets in 2001 of $245,831,000 were $14,085,000 greater than the 2000 average of $231,746,000.

Total deposits decreased to $181,740,000 at December 31, 2001 from $186,360,000 at December 31, 2000 a decrease of $4,890,000 or 2.62%.

Net loans at year-end 2001 were $203,707,000 up $706,000 or .35% above the 2000 year-end total of $203,001,000. Average loans outstanding of $208,677,000 in 2001 increased by $17,508,000 or 9.20% over the 2000 average loans outstanding of $191,169,000. Loan balances remained stable as the bank was not aggressive in loan volume.
Total investment securities available for sale at year-end 2001 were $20,072,000 and at year-end 2000 were $28,592,000. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 2001 and December 31, 2000, money market investments were $0.

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

The following table presents an analysis of the investment securities portfolio for 2001, 2000 and 1999.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      2001      2000      1999
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.         4,006    15,052    14,087
 Mortgage-backed pass-through securities         66        73       125
Collateralized mortgage obligations:
      Agency                                      0         0         0
   Corporate                                      0         0         0
State and Political subdivisions             15,083    12,619    10,705
Other Securities                                714       873       882
   Net unrealized gain (loss)                   204       (25)     (901)
      Total Carrying Value                   20,072    28,592    24,898

Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 1999

                                           2001                  2000
                                              Estimated              Estimated
                                 Amortized      Market     Amortized    Market
                                    Cost        Value        Cost       Value
Securities Available for Sale
Due in 1 yr  or less              2,619,929   2,665,865   2,489,936  2,465,658
Due after 1 yr but with in 5 yrs  4,148,616   4,276,034  13,383,583 13,330,572
Due after 5 yrs but within 10 yrs 7,419,372   7,522,767   8,640,040  8,659,174
Due after 10 yrs                  5,614,497   5,535,182   4,030,085  4,061,211
Total Securities                 19,802,414  19,999,839  28,543,644
28,516,615  Mortgage backed securities           65,696      72,061
72,644     75,114
Total                            19,868,110  20,071,900  28,616,288
28,591,729




Loans

Loans outstanding at December 31, 2001 were $205,889,148. This is an increase of $1,092,803 or .53% over December 31, 2000.

Real Estate loans continue to be the largest component of the loan portfolio at $104,923,219. This an increase of $1,822,945 or 1.8%.

Commercial and industrial loans were $46,102,714 at December 31, 2001. This is an $5,235,295 increase over December 31, 2000. This increase is due primarily to loan participation activity.

The bank uses loan participations with other banks and brokers to supplement loan volume when local demand does not provide sufficient volume. On December 31, 2001 the bank had $48,618,234 in purchased loans. That represents a 9.5% decrease from December 31, 2000. The bank carefully monitors each Participation and reviews concentrations either by geographic area or industrial segment.

Individual loans for household and other personal purposes were 36,925,315. This is a decrease of $4,393,320 or 10.6% from December 31, 2000. The bank continues to experience severe competitive pressures in the retail loan sector. The bank does not desire to make loans that are not profitable or do not meet its underwriting standards.

Construction loans decreased $2,446,200 or 14.2% from December 31, 2000. The balance December 31, 2001 was $14,727,425. These construction loans are primarily related to participations with other banks and brokers. The decrease reflects a lack of good opportunities as the economy softened in 2001.

Agricultural lending and leasing activities continue to be minor parts of the portfolio. The bank does not anticipate any significant growth in either of these areas.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.
Loan Portfolio
                     2001        2000          1999         1998         1997
                   Percent      Percent       Percent      Percent     Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total Commercial,
 financial &
 agricultural 48,682  23.64 42,618 20.81 23,261 10.20 18,722 13.3 16,228 13.2
Real estate -
 construction 14,727   7.15 17,174 8.39  6,490 3.70  1,687   1.20   1,322  0.9
Real estate -
 mortgage   104,923 50.96 103,100 50.34 98,851 56.4 80,803   56.7  79,491
56.4
Consumer
 installment 36,925 17.93  41,319 20.18 46,295 26.42 46,470  32.6  40,859 29.0
Banker
 Acceptances       0     0      0    0      0     0      0     0        0    0
 Economic dev.
 rev. bonds        0     0      0    0      0     0      0     0        0    0
Repurchase
 Agreement         0     0      0    0      0     0      0     0        0    0
Lease Financing  631   .31    585  .29    363   .21    336   .24      437  .31
TOTAL        205,888   100 204,796 100175,260   100143,873   100  140,831  100
 Less:
Unearned income   85          124         141          204            227
Allowance for
 loan losses   2,097        1,671       1,627        1,106          1,402
Total loans  203,706      203,001     173,492      142,536        139,202

Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1999             (dollars in thousands)

                  MATURITY                            Rate Structure For
Loans                                                         Maturing

                              Over One    Over      Predetermined  Floating or
                    One Year  Yr through  Five           Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural       11,501     15,774   21,407   48,682     19,556     29,126
Real Estate
 Construction        7,123      4,598    3,006   14,727      3,097     11,630
TOTALS              18,624     20,372   24,413   63,409     22,653     40,756

Capital Resources

Stockholders' equity at December 31, 2001 increased to $23,653,000 from December 31, 2000 equity of $22,469,000. The increase of $1,184,000 was a result of earnings and the change in unrealized gains and loss on securities. Capital ratios are used by Federal bank regulators to measure a bank's strength. The Bank's ratios are well above Federal requirements.

Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 2001, the average deposits of $190,625,000 funded 81% of the average earning assets. Average total deposits for 2001 increased by $12,783,000, or 7.20% as compared to 2000 average deposit totals.

Customers are seeking higher rates of return on investments and have moved into alternative investments such as stocks and mutual funds. Management has funded some loan growth with advances from the Federal Home Loan Bank and Federal Funds purchased. Management will continue to seek increases in deposits when deposits can be lent or invested at a profitable spread.

Maturities of Time Deposits                   December 31, 2001
        (dollars in thousands)       Certificates
                                     of Deposit
                                    Over $100,000
Three months or less                    8,113
Over three months through one year      7,973
Over one year through three years       5,129
Over three years                        2,923
  TOTAL                                24,138

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

The loan loss reserve is calculated quarterly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The Bank's loan loss experience is summarized below:

Allowance for Loan Losses
 (dollars in thousands)
                                       2001   2000   1999   1998   1997
Balance as of January 1               1,671  1,627  1,106  1,403  1,330
Provision for Loan Losses             1,120    300    850    580    400
Recoveries of Prior Loan Losses         100    321    114    182    106
Loan Losses charged to the Allowance   (794)  (577)   443  1,059  (433)
Balance as of December 31             2,097  1,671  1,627  1,106  1,403

Loans are placed on non-accrual status when a payment (principal and/or interest) is more than 90 days past due. All income on these loans is then recognized on a cash basis until the loan is paid off or management believes that the quality of the loan has improved enough to warrant returning the loan to accrual status.

Included in the Non-Performing Asset total for December 31, 2001 are three participation loans with a total balance of $1,369,760. Management believes that any loss from the collection of these secured loans will be minimal and is covered by the balance in the Allowance for Loan Loss account.

Non-performing loans are loans on non-accrual and assets such as other real estate and repossessions being held for sale. Following is a schedule of those loan categories for the previous five years.




Non-performing Assets  (dollars in thousands)
                                     2001      2000     1999     1998     1997
Total Loans on non-accrual
 (non-performing loans)             4,164     2,002     1,406      857
1,832     Other Real Estate                  397       133        44
53       0
Total non-performing assets         4,561     2,135     1,450      910
1,832
Total non-performing loans as a
 percentage of loans                 2.22%     1.04%      .81%     .60%  1.30%
Total non-performing assets as
a percentage of loans and ORE        2.22%     1.04%      .81%     .63%  1.30%
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




INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years   Total
Interest Earning Assets
Federal funds sold               0        0         0        0       0       0
Interest bearing deposits
  in banks                      40        0         0        0       0      40
Investment securities            0        0     2,666    4,276  13,130  20,072
Loans                       48,423   21,872    33,100   64,517  37,892 205,804
Total Interest Earning
  Assets                    48,463   21,872    35,766   68,793  51,022 225,916

Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 67,967    7,093     5,000    5,000       0  85,060
Time deposits under
  $100,000                  17,146    5,727    14,819   22,764     242
60,698
Time deposits over $100,000  8,501    2,050     5,797    7,052     442  23,842
Borrowed funds               4,100        0         0   11,100  18,000  33,200
Total Interest Bearing
  Liabilities               97,714   14,870    25,616   45,916  18,684 202,800

Interest Sensitivity Gap
  Current                  (49,251)   7,002    10,150   22,877  32,338
Interest Sensitivity Gap
  Cumulative               (49,251) (42,249)  (32,099)  (9,222) 23,116
Sensitivity Ratio
  Cumulative                   50%      62%       77%       95%    113%


Quarterly Results of Operations   March 31     June 30      Sept 30     Dec 31

2001
Interest income                     4,905       4,842       4,595        4,250
Interest expense                    2,743       2,593       2,415        2,147
Net interest income                 2,162       2,249       2,180        2,103
Provision for loan losses             180         130         105          705
Net securities gains                    0           0          11            0
Non-interest income                   364         383         369          673
Non-interest expense                1,810       1,794       1,830
1,724
Income before income taxes            536         708         614
347
Income taxes                          167         239         196
6
 Net income                           369         469         418
347
Net income per share:
 Primary net income per share         .49         .63         .56          .46

2000
Interest income                     4,336       4,522       4,784        5,069
Interest expense                    2,174       2,398       2,670        2,807
Net interest income                 2,162       2,124       2,114        2,262
Provision for loan losses              75          75          75
75
Net securities gains                    0           0          0             0
Non-interest income                   381         412         407          543
Non-interest expense                1,709       1,598       1,744        1,927
Income before income taxes            759         863         702         803
Income taxes                          284         265         224         315
 Net income                           475         598         478          488
Net income per share:
 Primary net income per share         .64         .80         .64          .66

Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

The following table shows the earlier of the year the named individual became a Director of the Corporation or the Bank. All Directors have been Directors of the Corporation since its formation in 1982, except for Gary P. Critser, Brian K. Habig, Hilbert Lindsey, Ronald G. Seals, Ronald J. Thyen and James C. Tucker, who became Directors of the Corporation in the years indicated below.

NOMINEES FOR ELECTION AS A DIRECTOR ON MAY 21, 2002
Name,                                      Shares beneficially Owned      Foot
Present Principal                    Year  (Percentage of Outstanding
Note
Occupation                         Elected    Common Shares)

Gary P. Critser                      1999              1,580
Retired                                                  .26%
Kimball International, Inc.
65

Brian K. Habig                       1987              10,056              1
National Sales & Marketing Manager                       1.67%
Jackson of Danville
Kimball International, Inc.
45

Douglas A. Habig                     1973             100,257              2
Chairman of the Board & CEO                             16.66%
Kimball International, Inc.
55

John B. Habig                        1959              90,626              3
Chairman of the Board                                   15.06%
Springs Valley Bank & Trust Company
69

Thomas L. Habig                      1959              78,911              4
Vice Chairman of the Board                              13.11%
Kimball International, Inc.
Secretary, SVB&T Corporation
73

Hilbert Lindsey                      1988               4,591
Vice President                                            .76%
Lindsey Lumber & Builders Supply, Inc.
67

Ronald G. Seals                      1989                 725              5
President & CEO                                           .12%
Springs Valley Bank & Trust Company
63


Ronald J. Sermersheim                1976              21,418              6
Vice President, Environment,                             3.56%
Health & Safety
Kimball International, Inc.
62

Ronald J. Thyen                      1999              11,674              7
Senior Executive Vice President                          1.94%
Operations Officer, Furniture & Cabinets
Kimball International, Inc.
65

James C. Tucker                      1989              15,808              8
Attorney-at-Law                                          2.63%
Tucker & Tucker, P.C.
55

1 The above amount includes 1026 shares held by Kimberly A. Habig, the wife of Mr. Brian K. Habig and 3,088 shares held by Kyle Thomas Habig, the son of Mr. Brian K. Habig.

2 The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig and Mr. Thomas L. Habig. Also includes 14,056 share held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig, The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas L. Habig. The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 1,080 shares held by Baden-Baden for John B. Habig FBO Hannah Zunk and 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, who are the grandchildren of Mr. John
      B. Habig.

4 Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas
      A. Habig and Mr. John B. Habig. The above amount includes 2,088 shares held in the Roberta Habig Revocable Trust, the wife of Mr. Thomas L. Habig and 10,420 shares held in the Thomas L. Habig Revocable Trust, over which Mr. Thomas L. Habig has voting rights.

5 Mr. Ronald G. Seals is President and CEO for Springs Valley Bank & Trust Company as well as SVB&T Corporation. The above amount includes 200 shares held jointly by Mr. Ronald G. Seals and his wife, Nancy E. Seals.


6     Mr. Ronald J. Sermersheim serves as Vice President for SVB&T
      Corporation.

7 The above shares include 8,864 shares held in the Herbert E. Thyen Irrevocable Trust, over which Mr. Ronald J. Thyen has shared voting authority with other Trustees, including Springs Valley Bank & Trust Company.

8 The above shares include 14,176 shares held by the James M. Tucker Trust, of which Mr. James C. Tucker is Trustee.

Family Relationships of Directors Messrs. Douglas A. Habig, John B. Habig and Thomas L. Habig are brothers. Mr. Brian K. Habig is the son of Mr. Thomas L. Habig.

Board Committees and Meetings

The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) regular meetings, and the Board of Directors of the Bank held six (6) regular meetings and one (1) special meeting during 2001.
In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive Committee, Audit & Compliance Committee, Trust Committee, Executive Compensation Committee, Nomination Committee, Executive Loan Committee and the Retirement Profit Sharing Trust Advisory Committee. In 2001, all directors attended at least 75% of the meetings of the board, including committee meetings of which they were members.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The members of the Audit Committee are Messrs. Ronald J. Sermersheim (Chairman), Brian K. Habig and James C. Tucker. The Audit Committee met six (6) times in 2001.

The Bank has an Executive Compensation Committee to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. James C. Tucker (Chairman), Randall Catt, Ronald J.C. Sermersheim and Gary P. Critser.

The Nomination Committee reviews, appoints and recommends to the Board the nomination of Board Members for the Corporation for the ensuing year. The embers of the Nomination Committee include Messrs. Thomas L. Habig (Chairman), John B. Habig and Ronald J. Thyen. The Nomination Committee met one (1) time in 2001.

Director Compensation

Directors of the Bank receive compensation of $1,700 per meeting attended. In addition, directors holding committee positions are compensated $200 per meeting attended, if such committee meeting does not take place on a board meeting date. No separate fees are paid for services as a director of the Corporation.

Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees elected to be received in stock by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. Two thousand one hundred ninety seven (2,197) shares were issued for year 2001 in the amounts set forth in the following table for fees which would have otherwise been paid.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted an option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value of a share of common stock on the last day of the calendar year preceding the date on which the options are granted. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation granted options for one thousand one hundred (1,100) shares for 2001 in the following amounts to the following Directors:

DIRECTOR                       2001             2001
                              STOCK            OPTIONS
                              ISSUED           GRANTED

Gary P. Critser                273               137
Brian K. Habig                 302               151
Douglas A. Habig               302               151
John B. Habig                    0                 0
Thomas L. Habig                151                76
Hilbert Lindsey                273               137
Ronald G. Seals                  0                 0
Ronald J. Sermersheim          302               151
Ronald J. Thyen                292               146
James C. Tucker                302               151
TOTALS:                      2,197                 1,100

Certain Transactions

During 2001, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank. Additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.

Stock Transaction

On January 18, 2002, the Company purchased in a negotiated transaction 144,920 shares (19.46% of the total shares outstanding) of its common stock at $40.00 per share. The owner of the shares was the Kimball International, Inc. Retirement Trust, which currently owns 0% of the Company's issued and outstanding shares. Douglas A. Habig and Thomas A. Habig, each of whom are directors of the Company and the Bank, are the Chairman and Vice Chairman, respectively, of Kimball International, Inc. In connection with the purchase of these shares, the Company and the Bank were advised in writing, by an independent third-party financial advisor engaged by the Bank, that the price to be paid for the shares in the transaction would be fair to the Company and its shareholders from a financial point of view.

PRINCIPAL SHAREHOLDERS

The following information is given as of April 12, 2002, for each person known to the Corporation to be the beneficial owner of more than 5% of the Common stock of the Corporation.

                               Amount and Nature
Percent                  Name and Address            Beneficial Ownership
of      Class


Douglas A. Habig                  100,257              16.66%*
Jasper, IN

John B. Habig                      90,626              15.06%**
Jasper, IN

Thomas A. Habig                    78,911              13.11%***
Jasper, IN

* The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig and Mr. Thomas L. Habig. Also includes 14,056 shares held by the Kimball Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig,

** The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. Thomas L. Habig. The above amount includes 3,124 shares held by Carma Jane Habig, the wife of Mr. John B. Habig, 1,080 shares held by Baden-Baden for John B. Habig FBO Hannah Zunk and 888 shares held by Baden-Baden for John B. Habig FBO Andrew Zunk, who are the grandchildren of Mr. John B. Habig.


*** Mr. Thomas L. Habig is Secretary for SVB&T Corporation as well as Springs Valley Bank & Trust Company. The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Thomas L. Habig has shared voting authority with Mr. Douglas A. Habig and Mr. John B. Habig. The above amount includes 2,088 shares held in the Roberta Habig Revocable Trust, the wife of Mr. Thomas L. Habig and 10,420 shares held in the Thomas L. Habig Revocable Trust.

EXECUTIVE COMPENSATION COMPENSATION OF OFFICERS

Compensation Committee Report

Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank&WP1-9;s executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board ("Committee"). Each member of the Committee except Mr. Randall Catt is a non-employee director. Mr. Catt is not a director and is not an employee.
Set forth below is a report submitted by Messrs. Randall Catt, Gary P. Critser, Ronald J. Sermersheim and James C. Tucker (Chairman) in their capacity as the Compensation Committee addressing the Bank&WP1-9;s compensation policies for 2001 as they affected all executive officers of the Bank and Mr. Ronald G. Seals who, for 2001, was the Bank&WP1-9;s most highly paid executive whose total annual salary and bonus exceeded $100,000.

Compensation Policies Toward Executive Officers

The Committee&WP1-9;s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory performance of the Corporation and the Bank as a whole. There are no established goals or standards relating to performance of the Corporation or the Bank which have been utilized in setting the base salary portion of an individual employee's compensation.

Base Salary

Each executive officer is reviewed individually by the Committee. The Committee also reviews a bank salary survey prepared by Crowe Chizek and Company LLP which contains benchmark salary information. The background data for this information is typically generated from over 100 banks located in the Midwest with approximately $200 million to $500 million in assets. The salary portion of the executive officers' compensation is then typically established at a level near the average salary compensation of officers included in the survey with similar job responsibilities.

Annual Bonus Amounts

The Bank's Incentive Bonus Plan ("Bonus Plan") for 2001 was based upon the banks Return on Assets (ROA) and the officer's base salary. The Incentive Bonus Plan provided cash bonuses for executive officers equal to five percent (5%) of their base pay.

Other Compensation Plans

At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

Benefits

The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 2001.



Executive Compensation for 2001

Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the CEO. Mr. Ronald G. Seals' salary and bonus in 2001 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Committee believes that Mr. Seals has managed the Bank well.

Compensation Committee Insider Participation

During the past fiscal year, Mr. Ronald G. Seals, the Bank&WP1-9;s Chief
Executive
Officer, served on the Board of Directors, but did not serve on the Executive Compensation Committee. Mr. Seals did not participate in any discussion or vote with respect to his salary or bonus as an executive officer and excused himself from the room during the discussion by the Board of Directors of his compensation.

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 2001, 2000, and 1999 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2001.


Name and Principal Position     Year     Annual    Compensation
                                         Salary(1) Bonus (2)

Ronald G. Seals
President, CEO
and Director                   2001      $144,000   $ 7,200
                               2000      $132,000   $33,000
                               1999      $126,000   $13,300


1 While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officer&WP1-9;s salary and bonus and are not
   required to be disclosed by applicable rules of the Securities and Exchange Commission.


2 The bonus amounts are payable pursuant to the Bank's Incentive Bonus Plan of the Bank, as described in the "Compensation Committee Report."

1996 Key Employees' Stock Option and Stock Appreciation Rights Plan

The 1996 stock option and stock appreciation rights program (the "Plan") provides for the grant of "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code, the grant of non-qualified stock options, and the grant of stock appreciation rights ("SARs") to officers and key employees of the Corporation and the Bank. The Board of Directors of the Corporation believes these programs provide an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. The Corporation has reserved 20,000 shares for issuance under the Plan. The Executive Compensation Committee of the Board of Directors of the Bank administers the Plan.

2001 Equity Incentive Plan

The 2001 Equity Incentive Plan (the "Incentive Plan")provides for the grant of "incentive stock options", the grant of non-qualified stock options, the grant of "SARs" and the grant of performance shares to officers and key employees of the Corporation and the Bank. The Board of Directors of the Corporation believes the Incentive Plan provides an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. The Corporation has reserved 70,000 shares for issuance under the Incentive Plan. The Compensation Committee may also grant performance shares which must have an initial value equal to the fair market value of the shares on the date of grant, and will only be earned upon terms and conditions determined by the Executive Compensation Committee. All performance goals established as a condition for earning any performance shares must provide for a targeted level or levels of financial performance with respect to one or more of the following business criteria: (a) return on assets, (b) income before interest and taxes, (c) net income, (d) total shareholder return, (e) return on equity, and (f) Bank operating income. After the grant of a performance share, the Compensation Committee has the discretion to reduce or waive any performance goals or related business criteria applicable to that performance hare. At the end of the applicable performance period, payment of earned performance shares will be made in cash, in shares of common stock of the Corporation, or any combination thereof as determined by the Compensation Committee.

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Ronald G. Seals in 2001. In addition, there are shown the hypothetical gains or "option spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.

                   Individual Grants
Name             Number of Shares      Percent   Exercise Market
                  Underlying           Of Total  or Base  Price
                   Options             Options   Price   On Date
                   Granted             Granted   ($/Sh)  Of Grant
                    (#)                In Fiscal         ($/Sh)

Ronald G. Seals    1,700                 23%     $30.00  $30.00





                   Potential Realizable
                   Value at Assumed Annual
                   Rates of Stack Appreciation
                     For Option Term

Name               Expiration         0%      5%        10%
                    Date             ($)     (%)        (%)

Ronald G. Seals    01-16-06         $0.00  $14,090    $31,136

1 The market price is determined by the Board of Directors after reference to a valuation of the Corporation's stock as of December 31 of each year by an independent valuation firm and other factors the Board of Directors considers relevant.

Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Ronald G. Seals as of December 31, 2001. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock at December 31, 2001. For purposes of the following table, the year-end price of the stock is $38.50

Name         Number of Shares            Value of Unexercised
             Underlying Unexercised      In-the-Money Options
             Options at Fiscal Year End  At Fiscal Year End
             (#)                         ($)
             Exercisable Unexercisable   Exercisable Unexercisable

Ronald G. Seals 4,425      3,050          $38,823     $14,665

Employee Benefit Plan

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
 (b)   No reports on Form 8-K were filed with the Commission during the
fourth         quarter of 2001.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended
December                        31, 2001 (incorporated in part into this form
10-K by                            reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
 (d)   Financial Statement Schedules - This information is omitted since
the           required information is not applicable to the Registrant.
       Exhibit 27 - Financial data schedule


Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SVB&T Corporation


                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/22/02








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:                                 By:
John B. Habig                       David Rees
Chairman of the Board      3/22/02  Principal Financial and Accounting 3/22/02
                                     Officer




By:                                 By:
Douglas A. Habig, Director 3/22/02  Ronald G. Seals,
                                    Principal Executive Officer and
3/22/02
                                     Director



By:                                 By:
Gary P. Critser, Director  3/22/02  Brian K. Habig, Director           3/22/02




By:                                 By:
Thomas L. Habig, Director  3/22/02  James C. Tucker, Director          3/22/02




By:                                 By:
Ronald J. Sermersheim, Director     Hilbert Lindsey, Director          3/22/02
                           3/22/02



By:
Ronald J. Thyen, Director  3/22/02
Index to Exhibits

Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 1998
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule
Exhibit 13

Message to our share owners:
As with many other financial institutions, the year 2001 was a difficult year in growth and earnings for Springs Valley Bank & Trust Company. Due to a weakening economy, the tragedy of September 11th and a significant decline in trust assets, bank earnings were down $442,000 from our record earnings of 2000. Total assets decreased $6,777,000.


Financial highlights for the year:
Net income $1,597,209, down 21.7%
Income per share: $2.14, down from $2.74
Book value per share $31.69, up $1.53
Total assets $240 million, down 2.7%
Deposits $181 million, down 2.5%

Following a year of significant growth in 2000, management decided to stabilize our balance sheet due to a softening economy. In 2001 an increase in our deposit base was not necessary to fund loan growth. Therefore, a very conservative approach was taken toward rates paid on deposit accounts. Additionally, we sold a total of $10,000,000 in fixed rate mortgages into the secondary market. This sale of loans plus a decrease in loan demand necessitated a conservative approach toward deposit growth.

The sale of fixed rate mortgage loans into the secondary market will be a significant benefit for future growth and earnings of the bank by providing more funds to service future customer needs. By selling our fixed rate loans we have eliminated the risk of interest rate increases in the future. However, we maintain the servicing rights for these sold loans, thus maintaining contact with our borrowing customers. This process positions us to sell other bank services to these borrowers.

Due to the large loan growth experienced in 2000 and a weakening economy in 2001, we decided that an increase in our Loan Loss Reserve account was necessary. We had been maintaining our reserve total at about .8% of total loans. With over $1,000,000 transferred from earnings to reserves, we increased our reserve account by $426,000 for a total of over 1% of outstanding loans. It is our intention to maintain our reserve totals at or above 1% of total loans.

In early 2001 Kimball International withdrew their company's Pension Profit Sharing Plan from our trust department. The loss of this account was not a surprise. We were notified over a year in advance that the account would be transferred out of the bank. The retirement plan was restructured to permit participants to self-direct their pension funds. Springs Valley Bank's trust department is not equipped to provide this service to the seven thousand plus employees of Kimball International.

With the loss of the Kimball trust account, our trust assets decreased from
$500
million to $200 million. A trust operation of this size is still very large for a community bank. The size of our trust department will permit a very profitable operation for the bank. We will maintain our qualified staff and be very aggressive in growing for the future.

In early 2001 we were presented with the opportunity to repurchase 144,200 shares of the Company's common stock in a negotiated purchase. It is uncommon for such a large block of shares to become available. After a review and analysis of the financial implications of the repurchase of this block of shares, which represented approximately 20% of the total shares outstanding, we decided to pursue the transaction. The transaction required certain regulatory approvals, which were obtained in early 2002. On January 18, 2002, the Company completed the repurchase at $40.00 per share. In connection with the transaction, the Bank was advised in writing, by an independent third-party financial advisor engaged by the Bank, that the price to be paid for the shares in the transaction would be fair to the Company and its shareholders from a financial point of view. Our analysis indicates this transaction will be accretive to earning per share in 2002 and subsequent years.

Although 2001 was a difficult year for the bank we are not disappointed with our final results. In many areas the adverse experiences have made us a stronger organization. One of the most positive things we have for future prosperity is our dedicated staff. We continuously strive to provide our customers with the latest in banking technology and convenience along with the best personal service possible.

The year 2002 will be very special for our bank as we celebrate 100 years of service to southwest Indiana. We are planning several exciting activities throughout the year to commemorate our century of service and to thank those who have helped achieve this milestone.

Please accept this expression of gratitude from the directors and staff of Springs Valley Bank & Trust for your continued support. You have brought us business and referred business to us actions we view as special compliments. We remain dedicated to the kind of effort needed to justify your continued goodwill and support.

Sincerely,


John B. Habig                                        Ronald G. Seals
Chairman of the Board                                President & CEO














SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA


Consolidated Statements of Financial Condition
                                                December 31,
                                            2001            2000
ASSETS
Cash and cash equivalents
  Cash and due from banks                $4,811,902      $5,824,159
  Interest-bearing deposits with banks       39,754          49,263
  Total cash and cash equivalents         4,851,656       5,873,422
 Investment securities, available for
  sale, at market value                  20,071,900      28,591,729
 Loans Held for sale                      2,359,499               0
Loans
  Loans, net of unearned interest       205,804,166     204,672,215
  Allowance for loan losses              (2,097,423)     (1,670,912)
Net loans                               203,706,743     203,001,303

Federal Home Loan Bank stock
and other stock, at cost                  2,005,150       1,855,000
Buildings and equipment                   4,281,034       4,607,584
Interest receivable                       1,509,538       1,886,009
Other assets                              1,664,707       1,412,280
Total assets                           $240,450,227    $247,227,327

LIABILITIES
 Deposits
 Non-interest bearing                   $12,139,389     $13,800,356
 Interest bearing                       169,600,771     172,559,814
 Total deposits                         181,740,169     186,360,170

Federal funds purchased                   4,100,000       2,765,000
Short-term borrowings                             0       2,500,000
Interest payable                          1,089,317         964,086
Deferred income taxes                        74,972         133,931
Other liabilities                           692,500         935,428
Long-term borrowings                     29,100,000      31,100,000
  Total liabilities                     216,796,958     224,758,615













COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
 Common stock (No par value: 800,000
 shares authorized and issued)              200,000         200,000
 Surplus                                  6,253,296       6,210,711
,Retained earnings                       18,107,429      17,047,543
Accumulated other comprehensive income:
 Net unrealized gains (losses) on
 investment securities
 available for sale                         123,069        (14,832)
Treasury stock at cost (54,972 shares
2000, 56,767 shares 1999)                (1,030,525)       (974,710)
 Total shareholders' equity              23,653,269      22,468,712
 Total liabilities and shareholders'
 equity                                $240,450,227    $247,227,327

See Notes to Consolidated Financial Statements


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Income
                                          Year Ended December 31,
                                      2001         2000        1999
INTEREST INCOME
Loans and fees on loans           $17,176,908   $16,932,878  $13,340,512
Investment securities
Taxable                               416,135       974,194     932,315
Tax exempt                            738,438       581,318     500,291

Dividends                            157,216       146,459       67,166
Federal funds sold
and other                            103,328        76,564      166,728
Total interest income             18,592,025    18,711,413   15,007,012

INTEREST EXPENSE
Deposits                           8,056,027     8,134,830    6,781,089
Short-term borrowings                 10,296       148,231        7,834
Long-term borrowings               1,831,603     1,766,420      540,108
Total interest expense             9,897,926    10,049,481    7,329,031

NET INTEREST INCOME                8,694,099     8,661,932    7,677,981
Provision for loan losses          1,120,000       300,000      850,000

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                      7,574,099     8,361,932    6,827,981

NON-INTEREST INCOME
 Trust Department income             542,834       760,159      725,423
 Service charges on deposit accounts 579,066       533,539      533,290
 Net gain on sales of loans          181,905             0            0
 Insurance income                    171,228       160,645      157,290
 Other operating income              302,970       298,272      292,293
 Realized security gains (losses)     10,793       (9,827)      (3,173)
 Total non-interest income         1,788,796     1,742,788    1,705,123
NON-INTEREST EXPENSE
Salaries and employee benefits     4,179,233     3,869,650    3,613,674
Premises and equipment expense     1,280,768     1,392,219    1,135,080
Deposit insurance expense             35,379        35,597       18,970
Other operating expenses           1,662,306     1,680,022    1,657,823
Total non-interest expense         7,157,686     6,977,488    6,425,547

INCOME BEFORE INCOME TAXES         2,205,209     3,127,232    2,107,557
Income taxes                         608,000     1,088,200      703,000
NET INCOME                        $1,597,209    $2,039,032   $1,404,557

EARNINGS PER SHARE
Basic                                  $2.14         $2.74        $1.88
Diluted                                $2.13         $2.73        $1.88

AVERAGE SHARES OUTSTANDING
Basic                                746,372       745,017      745,994
Diluted                              748,201       746,429      747,949



See Notes to Consolidated Financial Statement


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Cash Flows
                                             Year Ended December 31,
                                         2001            2000        1999
OPERATING ACTIVITIES:
 Net income                           $1,597,209      $2,039,033  $1,404,557
 Adjustments to reconcile
 net income to net cash
 provided by operating activities:
 Provision for loan losses             1,120,000         300,000     850,000
  Depreciation                           519,645         511,215     461,119
 Investment securities amortization       11,176          23,740      50,786
 Investment securities (gains) lossses   (10,793)         24,263       3,173
 Proceeds from sales of residential
 mortgage loans held for sale         10,128,918               0           0
 Net gains on sale of loans             (181,905)              0           0
 Increase in residential mortgage
 loans held for sale                 (12,306,512)              0           0
 Loss on sale of equipment                     0          14,636           0
 Loss on abandoned equipment                   0               0      87,314
 Gain on sale of other real estate        (9,802)        (43,100)           0
 Deferred income taxes                  (147,693)        (40,623)   (233,370)
(Increase) decrease in interest
 receivable and other assets             388,483       (863,118)   (228,296)
 Increase in interest payable and
 other liabilities                      (119,412)         242,561     123,236

NET CASH PROVIDED BY OPERATING
ACTIVITIES                               989,314       2,208,607   2,518,519

INVESTING ACTIVITIES;
Proceeds from sales and maturities
 of investment securities available
 for sale                             12,355,576       2,386,071    7,220,309
Purchases of investment available
 for sale                             (3,607,780)     (5,250,709)  (7,913,802)

Purchases of investment securities
 held to maturity                       (150,150)       (650,000)    (614,300)

Proceeds from the sale of equipment            0          33,030            0

Proceeds - sale of loans                 450,000               0       84,000

Proceeds - sale of other real estate     147,802         126,500       40,000

Net increase in loans                 (2,677,879)    (29,982,016) (31,863,265)
Additions to buildings and equipment    (193,095)       (643,839)    (250,408)


NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                             6,324,474    (33,980,963) (33,297,466)

FINANCING ACTIVITIES;
Net increase (decrease) in deposits   (4,620,001)       5,084,105   21,944,573

Net increase in federal funds purchased1,335,000       2,765,000            0
Net increase (decrease) in short-term
 borrowings                           (2,500,000)     (5,000,000)    5,000,000

Increase in long-term borrowings      (2,000,000)      24,500,000
8,100,000
Sale of treasury stock                    85,170          67,527       78,259
Purchase of treasury stock               (98,400)               0    (198,132)
Cash dividends                          (537,323)       (536,420)    (514,667)

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                            (8,335,554)      26,880,212   34,410,033

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                           (1,021,766)     (4,892,144)    3,631,086

Cash and cash equivalents beginning
 of year                               5,873,422      10,765,566    7,134,480

CASH AND CASH EQUIVALENTS AT END
OF YEAR                               $4,851,656     $ 5,873,422  $10,765,566

SUPPLEMENTAL DISCLOSURES;
Cash paid during the year for:
Income taxes                          $  935,795      $1,172,783     $876,673

Interest                              $9,772,695      $9,869,366   $7,257,711


See Notes to Consolidated Financial Statement

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA
Consolidated Statements of Changes in Shareholders' Equity

                                           Accumulated
                                             Other                 Total
              Common  Capital  Retained  Comprehensive Treasury  Shareholders'
               Stock  Surplus  Earnings     Income      Stock      Equity
BALANCE,
JANUARY 1,1999$200,000$6,124,070$14,655,040$ 190,107 $(835,723)  $20,333,494
COMPREHENSIVE INCOME 1999
 Net income                       1,404,557                        1,404,557
Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $481,757                    (737,655)                (737,655)
Less reclassifications for
 gain included in net
 income                                       3,173                    3,173
TOTAL COMPREHENSIVE
INCOME                                                               670,075
Cash dividends                     (514,667)                        (514,667)
Sold 2,148 shares of treasury
 stock                    46,039                       32,220         78,259
Purchased 5,214 shares of
 treasury stock                                      (198,132)      (198,132)
BALANCE,
DECEMBER 31, 1999200,0006,170,10915,544,930 (544,375) (1,001,635)
20,369,029
COMPREHENSIVE INCOME 2000
 Net income                       2,039,033                        2,039,033
 Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $347,329                     505,280                 505,280
Less reclassifications for
 losses included in net
 income                                      24,263                   24,263




TOTAL COMPREHENSIVE
INCOME                                                             2,568,576
Cash dividends                      (536,420)                        (536,420)
Sold 1,795 shares of treasury
 stock                   40,602                        26,925          67,527
BALANCE,
DECEMBER 31, 2000200,0006,210,711 17,047,543(14,832) (974,710)     22,468,712
COMPREHENSIVE INCOME 2001
 Net income                        1,597,209                        1,597,209
 Change in unrealized gain
 (loss) on securities available
 for sale, net of deferred
 income tax of $90,449                      127,108                  127,108
Plus reclassifications for
 losses included in net
 income                                       10,793                   10,793
TOTAL COMPREHENSIVE
INCOME                                                              1,735,110
Cash dividends                       (537,323)                       (537,323)
Sold 2,839 shares of treasury
 stock                      42,585                           42,585     85,170
Purchased 3,280 shares of
treasury stock                                              (98,400)
(98,400)
BALANCE,
DECEMBER 31, 2001$200,000$6,253,296$18,107,429 $123,069
$(1,030,525)$23,653,269

See Notes to Consolidated Financial Statements

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The accounting and reporting policies of SVB & T Corporation and Subsidiary (the Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below.

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

Cash and Cash Equivalents - Cash and cash equivalents include cash, due from banks, interest-earing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Investment Securities Available for Sale -The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 2001 and 2000, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity of comprehensive income. Accreted discounts and amortized premiums are included in earnings over the life of the security.
Gains or losses on dispositions are computed using the specific identification method.

Investment Securities Held to Maturity - The Bank owns stock in the Federal Home Loan Bank of Indianapolis. This stock is classified as held to maturity and is carried at cost.

Loans Held for Sale - Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans - Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off. Interest income on non-accrual loans is accounted for on the cash basis until the loan is written off or qualifies for return to accrual.

Allowance for Loan Losses - The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. The allowance is established by a provision for loan losses charged to expense. Loans are written off against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

Buildings and Equipment - Buildings and equipment are stated at cost less accumulated depreciation. Buildings are depreciated on the straight-line method using lives ranging from 10 to 40 years. Equipment is depreciated on the straight-line method using lives ranging from 5 to 10 years.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate - Real estate acquired in foreclosures is carried in other assets at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses. Real estate acquired in foreclosures is $397,440 at December 31, 2001 and $133,000 at December 31, 2000.

Servicing - Servicing assets are recognized as separate assets when rights are retained after the sale of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.

Income Tax - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of available-for-sale investment securities, allowance for loan losses, accumulated depreciation and loan origination fees. The deferred tax asset or liability represents the future tax return consequences of those differences (the liability method). SVB & T Corporation and Springs Valley Bank & Trust file consolidated income tax returns. Income tax expense is allocated to each according to actual earnings prior to consolidation.

Stock Option Plans - The Bank grants stock options to certain employees and directors, which are accounted for under the rules of APB Opinion 25. The options are granted at the market price on the grant date. No compensation expense is recorded in the financial statements for the options. Pro forma disclosures as required by FASB Statement No. 123 "Accounting for Stock-Based Compensation" are included in Note 16.

Comprehensive Income - Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Certain other changes in assets and liabilities caused by unrealized gains and losses on available-for-sale securities, are reported as a separate component of shareholders' equity in the consolidated statements of financial condition.
These unrealized gains and losses on available-for-sale securities and net income, are the components of comprehensive income.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share - Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed as above and assumes the dilutive effect of additional common shares issuable under stock option plans. The following table reconciles the amounts reported in the financial statements:


BASIC EARNINGS PER SHARE:                2001         2000          1999
  Net income                          $1,597,209  $2,039,032    $1,404,557
  Average shares outstanding             746,372     745,017       745,994
  Basic earnings per share                $ 2.14     $  2.74    $     1.88


DILUTED EARNINGS PER SHARE:
  Net income                          $1,597,209  $2,039,032    $1,404,557
  Average shares outstanding             746,372     745,017       745,994
  Stock options, net                       1,829         664         1,955
  Diluted average shares outstanding     748,201     745,681       747,949
  Diluted earnings per share           $    2.13    $   2.73      $   1.88

Trust Assets - Trust assets are not assets of the Company and are not included in the financial statements

Reclassifications - Certain prior year amounts have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on net income.

NOTE 2--EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 2002, the Company will adopt FASB Statement No. 142 "Goodwill and Other Intangible Assets". The adoption of this accounting standard will change the way the Company accounts for goodwill. The effect of adopting this accounting standard will not materially affect the financial statements of the Company.

NOTE 3--RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required was $715,000 at December 31, 2001 and $916,000 at December 31, 2000.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 4--INVESTMENT SECURITIES

The amortized costs and estimated market values of investment securities at December 31, 2001 and 2000 were as follows:
                                   December 31, 2001
                                          Unrealized   Unrealized    Estimate
                            Amortized      Holding      Holding      Market
                               Cost         Gains        Losses
Value
Securities Available
for Sale U.S. Government
corporations and
agencies                    $4,005,916     $ 83,154    $       0   $4,089,070

States and political
subdivisions                15,082,601      253,214      175,102   15,160,713
Mortgage-backed
securities                      65,696        6,365            0       72,061
Other securities               713,897       36,159            0      750,056
Total                      $19,868,110    $ 378,892     $175,102  $20,071,900

                             December 31, 2000

                                         Unrealized    Unrealized   Estimated
                             Amortized     Holding       Holding      Market
                                Cost        Gains         Losses      Value
Securities Available
for Sale U.S. Government
corporations and
agencies                      $15,051,788   $      633     $(130,255)
$14,922,166
States and political
subdivisions                12,619,004      240,958      (117,945)  12,742,017
Mortgage-backed
securities                      72,644        2,470             0       75,114
Other securities               872,852            0       (20,420)     852,432
Total                      $28,616,288   $  244,061     $(268,620) $28,591,729

The amortized cost and estimated market values of securities available for sale at December 31, 2001 and 2000, by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

                                        2001               2000
                                              Estimated             Estimated
                                  Amortized     Market    Amortized    Market
                                    Cost        Value        Cost      Value
Securities Available for Sale
Due in one year or less         $ 2,619,929 $ 2,665,856 $ 2,489,936 $2,465,658
Due after one year but within
five years                        4,148,616   4,276,034  13,383,583 13,330,572
Due after five years but within
ten years                         7,419,372   7,522,767   8,640,040  8,659,174
Due after ten years               5,614,497   5,535,182   4,030,085  4,061,211
                                 19,802,414  19,999,839  28,543,644 28,516,615
Mortgage backed securities           65,696      72,061      72,644     75,114
Total                           $19,868,110 $20,071,900 $28,616,288$28,591,729

Securities available for sale with amortized cost of $4,005,916 at December 31, 2001 and $15,051,788 at December 31, 2000 were pledged as collateral on debt of the Bank.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 4--INVESTMENT SECURITIES (Continued)

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $2,877,200, $1,153,842 and $2,000,888. In 2001, gains of $10,793 and losses of $-0- were realized. In 2000, gains of $-0- and losses of $9,826 were realized. In 1999, gains of $-0- and losses of $3,173 were realized.

NOTE 5--LOANS

Loans at December 31, 2001 and 2000 are comprised of the following:


                                                 2001              2000
Commercial and industrial loans           $  46,102,714      $  40,867,419
Real estate loans (including $3,338,772
and $2,137,752 secured by farm land)        104,923,219        103,100,274
Construction loans                           14,727,425         17,173,625
Agricultural production financing and
other loans to farmers                        2,579,860          1,751,194
Individuals' loans for household and
other personal expenditures                  36,925,315         41,318,635
Lease financing                                 630,615            585,198
                                            205,889,148        204,796,345
Less:  Unearned income on loans                  84,982            124,130
Total loans                                $205,804,166       $204,672,215

Information concerning impaired loans at December 31, 2001, 2000 and 1999 is as follows:


                                                 2001       2000        1999
Impaired loans with a related
allowance for loss                            $ 588,386  $1,098,513 $1,301,967
Impaired loans without a related
allowance for loss                            4,153,303     981,884    939,940
Total impaired loans                          4,741,689   2,080,397  2,241,907

Average balance of impaired loans             4,851,447   2,259,799  1,274,676
Allocated allowance for loan losses
on impaired losses                              270,403     525,043    532,151

Cash receipts applied to principal              164,351     322,952     66,234
Cash receipts applied as interest income        317,044     203,664    102,885
Total cash received                           $ 481,395   $ 526,616 $  169,119

All 1 to 4 family residential, first mortgage loans have been pledged as collateral for debt with the Federal Home Loan Bank of Indianapolis. The amounts pledged at December 31, 2001, 2000 and 1999 are as follows:

                                         2001          2000          1999
Loans pledged as collateral         $82,458,446    $78,129,312  $73,252,093

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK INDIANA

Notes to Consolidated Financial Statements





NOTE 6--ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the year 2001, 2000 and 1999 are as follows:

                                        2001          2000            1999
Balance, January 1                 $  1,670,912  $  1,627,141   $  1,106,077
Loans charged-off                      (793,553)     (576,981)      (442,969)
Recoveries                              100,064       320,752        114,033
Net charged-off                        (693,489)     (256,229)      (328,936)
Provision for loan losses             1,120,000       300,000        850,000
Balance, December 31               $  2,097,423  $  1,670,912   $  1,627,141
NOTE 7--BUILDINGS AND EQUIPMENT

Balances in the buildings, equipment, and related accumulated depreciation accounts at December 31, 2001 and 2000 are as follows:

                                                       2001            2000
Land and bank buildings                          $  5,010,740   $  4,996,301
Equipment, furniture and fixtures                   4,737,185      4,558,533
Totals                                              9,747,925      9,554,834
Less accumulated depreciation                       5,466,891      4,947,250
Net                                              $  4,281,034   $  4,607,584

Depreciation expense was $519,645 for 2001, $511,215 in 2000 and $461,119 in
1998.

NOTE 8--DEPOSITS

Deposits at December 31, 2001 and 2000 are as follows:

                                                      2001             2000
Demand, non-interest bearing                     $  12,139,398  $  18,752,398
Demand, interest-bearing                            18,373,746     12,028,056
Savings                                             66,686,606     66,622,544
Time deposits, $100,000 and over                    23,842,211     29,170,918
Other time deposits                                 60,698,208     59,786,254
                                                  $181,740,169   $186,360,170

As of December 31, 2001 the scheduled maturities of time deposits are as follows:

                                            2002                 $38,904,256
                                            2003                  12,974,308
                                            2004                  11,236,751
                                            2005                  12,660,951
                                            2006 and thereafter    8,764,153
                                                                 $84,540,419





SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 9--OTHER SHORT-TERM BORROWINGS

Other short-term borrowings at December 31, 2001 and 2000 are as follows:

                                                  2001          2000
Federal Funds purchased from Bank One,
Indiana, unsecured, 1.875% at
December 31, 2001 and 6.875% at
December 31, 2000                              $4,100,000  $  2,765,000

Federal Home Loan Bank Indianapolis advance,
due January 23, 2001, 6.3% adjustable,
collateralized by a blanket collateral
agreement on qualified mortgage loans
and securities                                 $        0  $  2,500,000

NOTE 10--LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2001 and 2000 are as follows:

Federal Home Loan Bank Indianapolis advances, payable monthly, collateralized by a blanket collateral agreement on qualified mortgage loans and securities:

    Maturity Date     Conversion Option Date  Rate        2001         2000
February 24, 2004                             5.19%        $  0   $ 5,000,000
March 15, 2005           March 15, 2002       6.32%    7,000,000    7,000,000
October 15, 2005                    N/A       5.02%    1,000,000    1,000,000
July 17, 2006                       N/A       6.69%    3,100,000    3,100,000
April 19, 2010           April 19, 2002       6.18%   10,000,000   10,000,000
June 7,2010               March 6, 2002       6.53%    5,000,000    5,000,000
February 28, 2011        April 27, 2002       4.48%    3,000,000            0
 Total long-term borrowings                         $ 29,100,000  $31,100,000

On the conversion option date and quarterly thereafter, the Federal Home Loan Bank can convert the entire advance to an adjustable rate advance which reprices quarterly. If the conversion option is exercised by the FHLB, the Company has the option to pay-off the advance without prepayment penalties. If FHLB does not exercise the conversion option the Company cannot prepay the advance without significant penalties.










As of December 31, 2001 long-term borrowings are scheduled to mature as follows:

                        2002    $             0
                        2003                  0
                        2004                  0
                        2005          8,000,000
                        2006          3,100,000
                        Thereafter   18,000,000
                                $    29,100,000
At December 31, 2001, the Bank has $30,840,000 available under a secured line of credit and $7,900,000 available under two unsecured lines. These line of credit are short-term and renew annually.


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 11--EMPLOYEE BENEFIT PLANS

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of eligible employees' yearly compensation and are subject to the discretion of the Board of Directors. The Bank's expense for the plan for the years ended December 31, 2001, 2000 and 1999 was $125,609, $183,691 and
$154,203.

The Bank also has an employee benefit plan, which includes a self-insured medical plan, a wholly insured term-life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were $315,668, $296,159 and $347,940.

NOTE 12--INCOME TAXES

The components of the provision for income taxes are:

                                                  2001        2000       1999
Federal income taxes currently payable       $   552,882 $  843,703 $ 695,375
Deferred Federal income taxes                   (113,882)   (31,703) (183,375)
Provision for Federal income taxes for
the year                                       $ 439,000 $  812,000 $ 512,000

State income taxes currently payable         $   202,811 $  285,120 $ 240,995
Deferred state income taxes                      (33,811)    (8,920)  (49,995)
Provision for state income taxes for the year $  169,000 $  276,200 $ 191,000



Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deferred tax liabilities that are combined to arrive at the net carrying amounts at December 31, 2001 and 2000 are as follows:

                                                      2001           2000
Deferred Tax Assets:
  Allowance for loan losses                      $  637,643      $  511,220
  Unrealized losses on securities available
  for sale                                                0           9,728
  Loan fees                                          33,661          56,343
  Other                                              10,978          16,541
    Total asset                                     682,282         593,832

Deferred Tax Liabilities:
  Depreciation                                     (676,533)       (727,763)
  Unrealized gains on securities available
  for sale                                          (80,721)              0
Net deferred tax liability                         $(74,972)   $   (133,931)

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 12--INCOME TAXES (Continued)

The difference between the Federal income tax rate and the Bank's effective tax rate is as follows:

                                               2001         2000        1999
Income tax at Federal tax rate of 34%      $  749,771 $  1,063,259 $  714,385
Tax effect of:
  Tax exempt interest                        (206,939)    (156,386)  (140,656)
  Other                                       (27,232)      (1,852)     3,211
  Tax credit                                  (12,000)           0          0
  State income taxes, net of Federal effect   104,400      183,179    126,060
Total income taxes                     $      608,000 $  1,088,200 $  703,000
Effective tax rate                              27.57%       34.80%     33.46%

NOTE 13--RELATED PARTY TRANSACTIONS

Officers and directors of Kimball International, Inc. of Jasper, Indiana and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB & T Corporation. The Bank is the local depository for Kimball International, Inc. Amounts on deposit with the Bank by Kimball International and Kimball International Employee Benefit Plan were $906,377 at December 31, 2001 and $9,209,359 at December 31, 2000.

The Bank serves as Trustee for Kimball International's employee benefit plans and rents office space to Kimball. The Bank also served as trustee for Kimball International's retirement plan until April 2001. Fees paid to the Bank for these services by Kimball International in 2001, 2000 and 1999 were $200,000, $426,574 and $446,207. Amounts receivable from Kimball International for these services were $39,000 at December 31, 2001, $124,500 at December 31, 2000 and $75,000 at December 31, 1999. Kimball International, Inc. changed retirement plan trustees in April 2001. The Bank expects that fees from Kimball will decrease to approximately $80,000 annually in 2002 and thereafter.

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectability. Total loans to executive officers, directors and principal shareholders for 2001 were as follows:


            Balance, January 1, 2001                 $  5,143,854
            New loans                                     819,650
            Repayments                                   (350,565)
            Changes in persons included                         0
            Balance, December 31, 2001               $  5,612,939

NOTE 14--LEASE COMMITMENTS

Minimum lease payments at December 31, 2001, under operating lease commitments, total $-0-. Operating expenses include rental expense of $31,172 in 2001, $22,935 in 2000 and $21,260 in 1999.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 15--COMMITMENTS AND CONTINGENT LIABILITIES

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





Financial transactions with off-balance-sheet credit risk at December 31, 2001 and 2000 were as follows:

                                                     2001            2000
Commitments to extend credit                     $10,391,000    $12,960,000
Standby letters of credit                        $   385,000    $   360,355

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

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 16--STOCK OPTION PLANS

SVB & T Corporation maintains two stock option plans for certain employees and directors. 70,000 shares of stock were reserved for these plans and 45,993 remain available. Options are granted annually with an exercise price equal to the fair market value on the date the options are granted. The options vary in length from 5 to 10 years.

Options granted and exercised are as follows:

                                  Number            Average Exercise Price
Balance, January 1, 1999          7,192                    $26.32
Granted                           3,814                    $38.00
Exercised                          (463)                   $29.90
Balance, December 31, 1999       10,543                    $30.96
Granted                           4,229                    $38.00
Exercised                          (134)                   $38.00
Balance, December 31, 2000       14,638                    $32.46
Granted                           8,772                    $30.00
Exercised                             0                  $    .00
Balance, December 31, 2001       23,410                    $31.57

Pro forma information required of companies not adopting FASB No. 123 is as follows:

                                           2001        2000           1999
Pro forma net income                 $   1,563,176 $ 2,024,214   $ 1,393,481
Pro forma basic earning per share    $        2.09 $      2.72   $      1.87
Pro forma diluted                    $        2.09 $      2.71   $      1.86

NOTE 17--STOCKHOLDERS' EQUITY

The Company has committed to purchase 144,920 shares of its outstanding common stock from a related party shareholder. The total purchase price will be approximately $5,940,000. All regulatory agency approvals have been received.
The purchase will take place in January 2002. Purchase of this stock will not result in capital ratios which are less than well capitalized.

NOTE 18--RESTRICTIONS ON RETAINED EARNINGS

SVB & T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB & T Corporation without regulatory approval is limited by state law to defined net income for 2001, 2000 and 1999 less any dividends paid in those years. In addition, Federal regulations require the Bank to maintain certain capital levels based on risk-weighted assets. At December 31, 2001, approximately $3,055,000 of the Bank's retained earnings were available for dividend payments to the SVB & T Corporation.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 19--REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total Capital to risk-weighted assets (minimum 8%), Tier 1 Capital to risk-weighted assets (minimum 4%), and of Tier 1 Capital to average assets (minimum 4%). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the Bank was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the institution's category.

The Bank's consolidated actual capital amounts and ratios are presented in the table below.

                                Consolidated     Required for  Required to be
                                 Amounts and     Regulatory        Well
                                   Ratio           Purposes     Capitalize
As of December 31, 2001:
  Tier 1 Capital to Risk-
  Weighted Assets               $ 23,517,000     $21,867,000 $   10,754,000
                                        13.0%           12.2%           6.0%
  Total Capital to Risk-
  Weighted Assets               $ 25,615,000     $23,964,000 $   17,923,000
                                        14.1%           13.4%          10.0%
  Tier 1 Capital to Average
  Assets                        $ 23,517,000     $21,867,000 $   12,208,000
                                         9.6%            9.0%           5.0%

As of December 31, 2000:
  Tier 1 Capital to Risk-
  Weighted Assets               $ 22,469,344     $20,909,185 $   10,917,213
                                        12.4%           11.6%           6.0%
  Total Capital to Risk-
  Weighted Assets               $ 24,140,256     $22,580,097 $   18,195,355
                                        13.3%           12.5%          10.0%
  Tier 1 Capital to Average
  Assets                        $ 22,469,344     $20,909,185 $   11,564,382
                                         9.7%            9.1%           5.0%

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 20--CONCENTRATIONS OF CREDIT

At December 31, 2001, the total amount of due from banks included $1,788,177 with Bank One Kentucky, $136,274 with German American Bank and $270,439 with Old National Bank, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000 per institution.


The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.


Approximately 77% of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Dubois and surrounding counties in Southern Indiana. The remaining 23% of the Bank's loans have been made to a diversified mix of customers in central Indiana, in participation with financial institutions in that area. These loans account for a majority of the Bank's commercial and commercial real estate lending activities. The concentrations of credit by type of loan are set forth in
Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sector in the Southern Indiana area.

NOTE 21--FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                          2001                  2000
                                  Carrying    Estimated  Carrying   Estimated
                                   Amount     Fair Value  Amount    Fair Value

ASSETS
Cash and cash equivalents    $ 4,851,656  $ 4,851,656  $ 5,873,422 $5,873,422
Investment securities         20,071,900   20,071,900   28,591,729 28,591,729
Loans and loans
held for sale (net)          206,066,242  207,384,390  203,001,303 204,816,648
FHLB and other stock           2,005,150    2,005,150    1,855,000   1,855,000
Interest receivable            1,509,538    1,509,538    1,886,009   1,886,009

LIABILITIES
Deposits                    $181,740,169 $184,138,600 $186,360,170$186,365,074
Short-term borrowings          4,100,000    4,100,000    5,265,000   5,265,000
Long-term borrowings          29,100,000   29,545,225   31,100,000  31,100,000
Interest payable               1,089,317    1,089,317      964,086     964,086

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





SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 21--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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













SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 22--PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed, parent company only, financial statements of SVB & T Corporation:

                                                    December 31,
Condensed Balance Sheet                          2001             2000
ASSETS
  Cash in bank with subsidiary              $     66,785    $     176,277
  Investment in subsidiary                    22,003,080       20,908,553
  Buildings and equipment                      1,680,531        1,746,975
  Other assets                                   498,455          199,100
    Total assets                             $24,248,851      $23,030,905

LIABILITIES
  Accrued expenses                         $     106,957    $      92,596
  Dividends payable                              133,888          134,105
  Deferred income taxes                          354,737          335,492
    Total liabilities                            595,582          562,193

SHAREHOLDERS' EQUITY
  Common stock                                   200,000          200,000
  Surplus                                      6,253,296        6,210,711
  Retained earnings                           18,107,429       17,047,543
  Accumulated other comprehensive income         123,069          (14,832)
  Treasury stock                              (1,030,525)        (974,710)
    Total shareholders' equity                23,653,269       22,468,712

    Total liabilities and shareholders'
    equity                                   $24,248,851      $23,030,905


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements

NOTE 22--PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                              Years Ended December 31,
Condensed Statement of Income             2001          2000           1999
INCOME
  Dividend income                 $       20,750  $     11,000  $          0
  Dividends from subsidiary              526,820       783,840       687,280
  Rent from subsidiary                   300,000       300,000       300,000
    Total income                         847,570     1,094,840       987,280


EXPENSE
  Depreciation                            66,444        66,103        64,335
  Interest on long-term debt                   0         9,618        26,120
  Other expenses                          68,544       120,958        79,885
    Total expense                        134,988       196,679       170,340

Income before income taxes and equity in
undistributed earnings of subsidiary     712,582       898,161       816,940
Income tax expense                        72,000        61,200        51,400

Income before equity in undistributed
earnings of subsidiary                   640,582       836,961       765,540
Equity in undistributed earnings of
subsidiary                               956,627     1,202,071       639,017
Net income                          $  1,597,209  $  2,039,032  $  1,404,557

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA
Notes to Consolidated Financial Statements

NOTE 22--PARENT COMPANY ONLY FINANCIAL STATEMENTS
                                           Years Ended December 31,
Condensed Statement of Cash Flows        2001           2000        1999
Operating Activities:
  Net income                        $  1,597,209  $  2,039,032   $  1,404,557
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                           66,444        66,103         64,335
  Undistributed net income of
  subsidiary                            (956,627)   (1,202,071)      (639,017)
   Deferred income taxes                  19,245        22,804         20,625
   (Increase) decrease in other assets  (299,355)      (42,900)       (14,200)
  Increase (decrease) in accrued
  expenses, dividends payable and
  payable to subsidiary                   14,145         6,738         33,020
Net cash provided by operating
 activities                              441,061       889,706        869,320

Investing Activities:
  Additions to buildings and equipment         0       (42,801)       (22,217)
  Net cash used by investing activities        0       (42,801)       (22,217)

Financing Activities:
  Net treasury stock activity            (13,230)       67,527       (119,873)
  Dividends paid                        (537,323)     (536,420)      (514,667)
  Principal payment on long-term debt          0      (216,471)      (219,368)
  Net cash used by financing activities (550,553) (685,364) (853,908) Increase (decrease) in cash and cash
  equivalents                           (109,492)      161,541         (6,805)
Cash and cash equivalents at beginning
  of year                                176,277        14,736         21,541
  Cash and cash equivalents end of year$  66,785  $    176,277 $       14,736

INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
SVB & T Corporation and Subsidiary
French Lick, Indiana


We have audited the accompanying consolidated statements of financial condition of SVB & T Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB & T Corporation and Subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.





Nonte & Company LLC
Certified Public Accountants
Jasper, Indiana
January 28, 2002

Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  2001       2000         1999
Primary
 Weighted average shares
  outstanding                $  746,372  $  745,017   $  745,994
 Net Income                   1,597,209   2,039,032    1,404,557
 Net income per common share $     2.14  $     2.74   $     1.88

SVB&T Corporation has no common stock equivalents

Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana


Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated January 28, 2002, included in the 2000
Annual Report to Shareholders of SVB&T Corporation.


NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 21, 2002