Form 10-Q
period 2002-03-31
SVB&T CORP /NEW
filed 2002-05-09
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 602,505 shares outstanding at May 10, 2002. The Registrant holds 197,495 shares in the form of Treasury Stock.












                            SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 2002 and 2001 and December 31, 2001...............     3

         Consolidated Statement of Income
          Three months ended March 31, 2002 and 2001..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 2002 and 2001.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2002 and 2001..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12



























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              2002          2001           2001
____________________________________________________________________________
ASSETS:
Cash and due from banks                  3,059         4,338         4,811
Federal funds sold                       6,145         4,240             0
Interest bearing deposits in other banks 1,152            52            40
    Total cash and cash equivalents     10,356         8,630         4,851
Investment securities, available for
 sale (carried at market value)         26,268        23,741        20,072
  Loans, held for resale                 3,095             0         2,359
  Loans, net of unearned interest      197,691       207,155       205,804
  Allowance for loan losses             (2,123)       (1,679)       (2,097)
    Net loans                          195,568       205,476       203,707
Buildings and equipment                  4,264         4,538         4,282
Other real estate                          659           337           397
Interest receivable                      1,396         1,626         1,500
Deferred income taxes                      258             0           279
Other assets                             3,256         3,032         3,003
   Total Assets                        245,120       247,380       240,450
Liabilities:
Deposits
  Non-interest bearing demand           10,793        12,832        10,969
  Interest bearing                     173,571       180,087       170,770
  Total Deposits                       184,364       192,919       181,739
Federal Funds Purchased                      0             0         4,100
Interest payable                         1,209         1,125         1,006
Deferred income taxes                        0           299             0
Other liabilities                        1,031           898           852
Long-Term Borrowings                    40,400        29,100        29,100
       Total Liabilities               227,004       224,341       216,797
SHAREHOLDERS' EQUITY:
Common stock                               200           200           200
Capital surplus                          6,309         6,263         6,253
Retained earnings                       18,386        17,282        18,107
Net unrealized gain (loss) on
 investment securities                     156           238           123
Treasury stock at cost (197,495 shares) (6,935)         (944)       (1,030)
   Total Shareholders' Equity           18,116        23,039        23,653
Total Liabilities and
   Shareholders' Equity                245,120       247,380       240,450

                       (Dollar amounts in thousands)





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    2002               2001
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        3,650              4,480
Investment securities:
  Taxable                                          103                199
  Non-taxable                                      205                183
Federal funds sold and securities
 purchased under agreements to resell               25                 42
        Deposits with banks                          2                  1
          Total Interest Income                  3,985              4,905
INTEREST EXPENSE:
Deposits                                         1,453              2,270
Other Short Term Funds Borrowed                      0                  2
Long-Term Borrowings                               550                471
  Total interest expense                         2,003              2,743
  Net interest income                            1,982              2,162
Provision for loan losses                           70                180
  Net interest income after
  provision for loan losses                      1,912              1,982
NON-INTEREST INCOME:
Trust fees                                          98                173
Service charges on deposit accounts                125                128
  Insurance and claims processing                   47                 55
Securities gains (losses), net                       0                  0
Other Income                                       144                  8
  Total Non-interest Income                        414                364
NON-INTEREST EXPENSE:
Salaries and employee benefits                   1,013              1,024
Premise and equipment expense                      314                266
FDIC Deposit expense                                11                  5
Other expenses                                     403                515
  Total non-interest expense                     1,741              1,810
Income before income taxes                         585                536
Provision for income tax                           198                167
  Net Income                                       387                369
NET INCOME PER COMMON SHARE:
  Primary                                          .64                .49
   Weighted average common shares
   outstanding                                 602,505            747,100
DIVIDENDS DECLARED:
  Cash dividends                                  0.15               0.15

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.





SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended March 31,
(unaudited)                                         2002              2001
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         387                 369
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                         105                  94
Net premium amortization (discount accretion)
 of investment securities                             11                   4
Provision of loan losses                              70                 180
Proceeds from sale of loans                        4,465                   0
Decrease(increase) in interest receivable            104                 260
(Increase) decrease in other assets                 (515)               (153)
Increase (decrease) in accrued expenses and
other liabilities                                    382                 124
  Net cash flows provided by operating
  activities                                       5,009                 878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
for sale                                          (6,489)             (1,868)
Proceeds from maturities and paydowns of
investment securities available for sale             337               7,184
Net (increase) decrease in loans                   2,868              (2,655)
Purchase of premises and equipment                   (87)                (24)
 Net cash flows used in investing
  activities                                      (3,371)              2,637

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits
  Non-interest bearing demand                      2,801                (968)
  Interest-bearing deposits                         (176)              7,527
Federal Funds Purchased                           (4,100)             (2,765)
  Other Short-Term Borrowings                          0              (2,500)
  Long-Term Borrowings                            11,300              (2,000)
Cash dividends paid                                 (108)               (134)
Treasury Stock Sold                                   92                  82
Treasury Stock Purchased                          (5,942)                  0
  Net cash flows provided by (used in)
  financing activities                             3,867                (758)
Net increase (decrease) in cash equivalents        5,505               2,757

Cash and cash equivalents at beginning of
 period                                            4,851               5,873
Cash and cash equivalents at end of period        10,356               8,630
Total interest paid                                1,800               2,904
Total taxes paid                                     112                 273



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      2002                2001
__________________________________________________________________________

Balance, beginning of period                   23,653              22,469
  Net income                                      387                 369
  Cash dividends                                 (108)               (133)
  Net unrealized gain (loss) on investment
  securities                                       34                 252
  Sales of Treasury Stock                          92                  82
  Purchase of Treasury Stock                   (5,942)                  0
Balance, end of period                         18,116              23,039



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


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 2002 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 2002  March 31, 2001  Dec. 31, 2001
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                             9,005          8,197          4,089
States and political subdivisions     17,193         14,550         15,912
Mortgage - backed securities              70             75             71
Other domestic securities                  0            869              0
Equity Securities                          0             50              0
Total Investment Securities           26,268         23,741         20,072




                                March 31, 2002  March 31, 2001  Dec. 31, 2001
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       44,349         41,850         44,632
Real estate loans                    105,963        105,460        107,283
Construction loans                    13,704         17,323         14,727
Agricultural production financing
     and other loans to farmers        2,549          2,190          2,580
Individual loans for household
     and other personal expense       29,852         39,381         36,312
Economic development revenue bonds         0            259              0
Lease Financing Receivable               488            718            631
Other Loans Excluding Consumer         3,962             53          2,083
Less: Unearned income on loans            81            119             85
Total Loans                          200,786        207,115        208,163



                         (Dollars amounts in thousands)






PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $387,000 represents a increase of $18,000 or 5% from the $369,000 reported for the same period last year.
This increase resulted from a decrease in the provision for bad debts, offset by an increase in interest expense due to the additional borrowings by the Holding Company to purchase treasury stock.


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 2002, net interest income of 1,982,000, decreased $180,000 compared to first quarter in 2001. The decreasing interest rates have shrunk the interest margins due to earning assets repricing more frequently than interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense.


OTHER INCOME

Other income of $414,000 for the first quarter of 2002 is $50,000 or 14% more than the same period for 2001. Several fixed rate mortgage loans have been sold for a gain and servicing rights have been retained. This income more than makes up for the reduction in trust income due to the loss of a large trust customer.


OTHER EXPENSES

For the first three months of 2002, other expenses decreased by $69,000 to $1,741,000 compared to $1,810,000 for the same period of 2001. This is due to a reduction in employee benefits and an overall expense reduction effort by all departments within the Bank.










ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses is $2,123,000 at March 31, 2002 compared to $1,679,000 at March 31, 2001.

At March 31, 2002 the allowance for possible loan losses was 1.06% of total loans, net for unearned interest. This compares to an allowance of .86% at March 31, 2001. Net charge offs for the first three months of 2002 were $44,000, compared to $172,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $2,123,000 is adequate.



LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Corporation's objective in liquidity management is to meet the needs of borrowers while allowing for the possibility of deposit withdrawals; to minimize the effect on net income of changes in interest rates; and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

As of March 31, 2002 the rate-sensitive assets were 71% of rate-sensitive liabilities in the 1-180 day maturity category and 91% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 2002 was $18,116,000 compared to $23,039,000 for the same period last year. This decrease is attributed to the purchase of 144,920 shares of Holding Company Stock which is being held as Treasury Stock. After this transaction, the bank and Holding Company remain highly capitalized.


















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 2002 the corporation's leverage capital ratio was 7.33% which compared to 8.63% at March 31, 2001.


As of March 31, 2002 the corporation's total risk-based capital ratio was 11.28% compared to 12.44% at March 31, 2001.


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




Date:  May 12, 2002