Form 10-Q
period 2002-06-30
SVB&T CORP /NEW
filed 2002-08-14
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock. The Registrant has one class of common stock (no par value) with approximately 602,505 shares outstanding at August 6, 2002. The Registrant holds 197,495 shares in the form of Treasury Stock.





















                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheets
          June 30, 2002 and 2001 and December 31, 2001................     3

         Consolidated Statements of Income
          Three and six months ended June 30, 2002 and 2001...........     4

         Consolidated Statements of Cash Flows
          Six months ended June 30, 2002 and 2001.....................     5

         Consolidated Statements of Changes in Shareholders' Equity
          Six months ended June 30, 2002 and 2001.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12


















SVB&T CORPORATION CONSOLIDATED BALANCE SHEETS


                                          June 30,     June 30, December 31,
   (unaudited)                               2002         2001         2001
ASSETS:
Cash and due from banks                     5,006         7,311        4,811
Federal funds sold                         10,515           866            0
Interest bearing deposits in other banks    3,457           611           40
    Total cash and cash equivalents        18,978         8,788        4,851

Investment securities, available for
sale (carried at market value)             27,133        20,554       20,072
Loans, held for resale                      2,504             0        2,359

Loans
  Loans, net of unearned interest         195,829       214,935      205,804
  Allowance for loan losses                (2,152)       (1,729)      (2,097)
    Net loans                             193,677       213,206      203,707

Buildings and equipment                     4,199         4,531        4,282
Other real estate                             336           302          397
Interest receivable                         1,663         1,707        1,500
Deferred income taxes                           0             0          279
Other assets                                8,153         2,991        3,003

Total Assets                              256,643       252,079      240,450

LIABILITIES:
Deposits
  Non-interest bearing demand              12,100        15,596       10,969
  Interest bearing                        183,249       181,577      170,770
    Total Deposits                        195,349       197,173      181,739

Federal funds purchased                         0             0        4,100
Interest payable                            1,365         1,324        1,006
Deferred income taxes                         247           267            0
Other liabilities                             677           869          852
Long-term borrowings                       40,400        29,100       29,100
   Total Liabilities                      238,038       228,733      216,797

SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,309         6,263        6,253
Retained earnings                          18,650        17,617       18,107
Net unrealized gain on
investment securities                         385           210          123
Treasury stock at cost (53,867 shares )    (6,939)         (944)      (1,030)
    Total Shareholders' Equity             18,605        23,346       23,653

Total Liabilities and
    Shareholders' Equity                  256,643       252,079      240,450



(Dollar amounts in thousands)






The accompanying notes are an integral part of these statements.


SVB&T CORPORATION CONSOLIDATED STATEMENTS OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       2002       2001      2002      2001
________________________________________________________________________
INTEREST INCOME:
Loans and fees on loans              3,751      4,493     7,401     8,973
Investment securities:
  Taxable                               85        103       188       266
  Non-taxable                          220        197       425       380
Federal funds sold and
  securities purchased under
  agreements to resell                  32         11        57        53
Deposits with banks                      6          2         8         3
Other interest income                   51         36        51        72
  Total interest income              4,145      4,842     8,130     9,747

INTEREST EXPENSE:
Deposits                             1,472      2,132     2,925     4,402
Other short term funds borrowed          0          6         0         8
Long-term borrowings                   574        455     1,124       926
  Total interest expense             2,046      2,593     4,049     5,336

NET INTEREST INCOME                  2,099      2,249     4,081     4,411
Provision for loan losses              105        130       175       310

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,994      2,119     3,906     4,101

NON-INTEREST INCOME:
Trust fees                             112        122       210       295
Service charges on
  deposit accounts                     142        140       267       268
Other income                            77        121       268       184
  Total Non-interest Income            331        383       745       747

NON-INTEREST EXPENSE:
Salaries and employee benefits       1,057        973     2,070     1,997
Premise and equipment expense          244        265       558       531
FDIC deposit insurance expense           6         15        17        20
Other expenses                         486        541       889     1,056
  Total non-interest expense         1,793      1,794     3,534     3,604

INCOME BEFORE INCOME TAXES             532        708     1,117     1,244
Provision for income tax               161        239       359       406
NET INCOME                             371        469       758       838



NET INCOME PER COMMON SHARE:
  Primary                              .62        .63      1.26      1.12
Weighted average common shares
 outstanding                       602,505    747,100   602,505   747,100

DIVIDENDS DECLARED:
  Cash dividends                      0.18       0.18      0.36      0.36


(Dollar amounts in thousands)


The accompanying notes are an integral part of these statements.
SVB&T CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      2002              2001
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      758                838
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Deferred income tax                                 0                (14)
Depreciation                                      207                218
Net premium amortization (discount
accretion) of investment securities                35                 12
Provision for loan losses                         175                310
(Increase) decrease in interest receivable       (163)               179
(Increase) decrease in other assets            (5,089)               277
Increase in accrued expenses and
other liabilities                                 539                294
  Net cash flows provided by (used in)
  operating activities                         (3,538)             2,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
for sale                                       (7,000)            (1,959)
Proceeds from maturities and pay downs of
investment securities available for sale          337             10,357
Proceeds from sale of loans                     8,229                722
Net (increase) decrease in loans                1,481            (11,539)
Purchase of premises and equipment               (124)              (142)
  Net cash flows provided by (used in)
  investing activities                          2,923             (2,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings and fed funds purchased
  Non-interest bearing demand                   1,131              1,796
  Total interest-bearing deposits              12,479              9,017
  Other short-term borrowings and fed
  funds purchased                              (4,100)            (5,266)
Long-term borrowings                           11,300             (2,000)
Cash dividends paid                              (216)              (267)
Treasury stock sold                                92                 82
Treasury stock purchased                       (5,944)                 0
  Net cash flows provided by
  financing activities                         14,742              3,362
Net increase in cash equivalents               14,127              2,915
Cash and cash equivalents at beginning of
period                                          4,851              5,873
Cash and cash equivalents at end of period     18,978              8,788

Total interest paid                             3,690              4,976
Total taxes paid                                  409                539




(Dollar amounts in thousands)



The accompanying notes are an integral part of these statements.





SVB&T CORPORATION CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Six Months Ended June 30,
(unaudited)                                         2002               2001
______________________________________________________________________________
Balance, beginning of period                       23,653            22,469
Net income                                            758               838
Cash dividends                                       (216)             (267)
Net unrealized gain on investment
  securities                                          262               224
Sale of treasury stock                                 92                82
Purchase of treasury stock                         (5,944)                0

Balance, end of period                             18,605            23,346




(Dollar amounts in thousands)



































The accompanying notes are an integral part of these statements.


SVB&T CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of those expected for the remainder of the year.



                                   June 30,2002  June 30, 2001  Dec. 31, 2001
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
  & agencies                           9,540           5,072          4,089
States and political subdivisions     17,524          14,535         15,912
Mortgage - backed securities              69              73             71
Other domestic securities                  0             874              0

Total investment securities           27,133          20,554         20,072








                                   June 30, 2002  June 30, 2001  Dec. 31, 2001
______________________________________________________________________________
LOANS:
Commercial and industrial loans          46,104       43,583         44,632
Real estate loans                       104,009      111,970        107,283
Construction loans                       13,105       17,220         14,727
Agricultural production financing
     and other loans to farmers           2,098        2,559          2,580
Individual loans for household
     and other personal expense          28,511       38,474         36,312
Economic development revenue bonds            0          258              0
Lease financing receivable                  623          692            631
Other loans excluding consumer            3,956          282          2,083
 Less: Unearned income on loans             (73)        (103)           (85)
Total loans                             198,333      214,935        208,163









PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $758,000 represents a decrease of $80,000 or 10% from the $838,000 reported for the same period last year. The second quarter earnings of $371,000 represents a decrease of $98,000 from the $469,000 reported for the second quarter of 2001. The reduced income in 2001 is a direct result of an increase in the amount of non-accrual loans.


NET INTEREST INCOME

SVB& T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first six months of 2002, net interest income of $3,925,000, decreased $486,000 compared to the same period in 2001. The decreasing interest rates have shrunk the interest margins due to interest earning assets repricing more frequently than interest interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense. As noted before, non-accruals loans have also reduced the net interest income.

OTHER INCOME

Other income of $901,000 for the first two quarters of 2002 is $154,000 or 21% greater than the same period for 2001. The increase is due to the servicing of fixed rate mortgages and gains on the sale of these mortgage.
Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.

NON-INTEREST EXPENSES

For the first six months of 2002 other expenses decreased by $70,000 or 2% compared to the same period of 2001. The three months ended June 30, 2002 total other expense decrease was $11,000 or 12% over that same period for 2001. All aspects of overhead expenses have been reduced or maintained at last years levels.




ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $2,152,000 at June 30, 2002 compared to $1,729,000 at June 30, 2001 and $2,097,000 as of December 31, 2001.

At June 30, 2002 the allowance for possible loan losses was 1.06% of total loans, net for unearned interest. This compares to an allowance of .81%
at June 30, 2001. Net charge offs for the first six months of 2002 were $133,000 compared to $252,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $2,152,000 is adequate.


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

As of June 30, 2001 the rate-sensitive assets were 82% of rate-sensitive of liabilities in the 1-180 day maturity category and 103% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 2002 was $18,605,000 compared to $23,346,000 for the same period last year. The shareholder's equity has decreased by $4,741,000 or 20% from June 30, 2001 to June 30, 2002. This decrease is attributed to the purchase of 144,920 shares of Holding Company Stock which is being held as Treasury Stock. The Bank and Holding Company remain highly capitalized.

























(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of June 30, 2002 the company's leverage capital ratio was 7.31% which compared to 9.31% at June 30, 2001.


As of June 30, 2002 the company's total risk-based capital ratio was 11.06% compared to 13.17% at June 30, 2001.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for total risk-based capital.



PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         None


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 21, 2002.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Brian K. Habig, Douglas A. Habig, John B. Habig Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, Ronald J. Thyen, James C. Tucker, and Gary P. Critser.
         (c) The shareholders unanimously approved the action of the directors and officers since the 2001 annual meeting of shareholders. A total of 133,828 shares were voted in person and 384,308 shares voted by proxy. This totals 518,136 shares voted in approval of the 602,455 shares outstanding.

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




Date:  August 8, 2002