Form 10-Q
period 2002-09-30
SVB&T CORP /NEW
filed 2002-11-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 600,261 shares outstanding at November 7, 2002. The Registrant holds 199,739 shares in the form of Treasury Stock.












                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 2002 and 2001 and December 31, 2001                 3

         Consolidated Statement of Income
          Three and nine months ended September 30, 2002 and 2001           4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 2002 and 2001                     5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 2002 and 2001                     6

         Notes to Consolidated Financial Statements                       7-8


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8-10

Item 3   Quantitative and Qualitative Disclosures About Market Risk         10

Item 4. Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          11

Item 4.  Submission of Matters to a Vote of Securities Holders              11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                  12


Certifications                                                            12-14








SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               2002         2001         2001
ASSETS:
Cash and due from banks                     4,290         4,127        4,811
Federal funds sold                              0         2,500            0
Interest bearing deposits in other banks       46           225           40
Total cash and cash equivalents             4,336         6,852        4,851

Investment securities, available for
sale (carried at market value)             28,047        20,032       20,072
Loans held for sale                         1,760             0        2,359

Loans
  Loans, net of unearned interest         200,194       210,735      205,804
  Allowance for loan losses                (2,111)       (1,698)      (2,097)
    Net loans                             198,083       209,037      203,707
Buildings and equipment                     4,180         4,412        4,282
Other real estate                             399           302          397
Interest receivable                         1,578         1,666        1,510
Deferred income taxes                           0             0            0
Other assets                                8,328         3,080        3,272
Total Assets                              246,711       245,381      240,450
LIABILITIES:
Deposits
  Non-interest bearing demand              12,851        12,329       10,969
  Interest bearing                        171,304       178,043      170,770
  Total Deposits                          184,155       190,372      181,739
Federal Funds Purchased                     1,000             0        4,100
Interest payable                            1,145         1,030        1,089
Long-Term Borrowings                       40,400        29,100       29,100
Deferred income taxes                         429           364           75
Other liabilities                             577           804          694
    Total Liabilities                     227,706       221,670      216,797
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,309         6,263        6,253
Retained earnings                          18,858        17,900       18,107
Net unrealized gain (loss) on
investment securities                         662           336          123
Treasury stock at cost (199,739 shares)    (7,024)         (988)      (1,030)
Total Shareholders' Equity                 19,005        23,711       23,653
Total Liabilities and
    Shareholders' Equity                  246,711       245,381      240,450












The accompanying notes are an integral part of this statement.
SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       2002       2001      2002       2001
_____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans           3,320       4,270   10,721       13,243
Investment securities:
  Taxable                             139         145      327         411
  Non-taxable                         172         119      597         499
Federal funds sold and
securities purchased under
agreements to resell                   23          23       80          76
Deposits with banks                    10           6       18           9
Other Interest Income                  28          32       79         104
  Total Interest Income             3,692       4,595   11,822      14,342

INTEREST EXPENSE:
Deposits                            1,453       1,964    4,378       6,366
Other Short term Funds Borrowed         1           0        1           8
Long-Term Borrowings                  579         451    1,703       1,377
  Total interest expense            2,033       2,415    6,082       7,751
Net interest income                 1,659       2,180    5,740       6,591
Provision for loan losses             105         105      280         415
  Net interest income after
  provision for loan losses         1,554       2,075    5,460       6,176

NON-INTEREST INCOME:
Trust fees                            113          98      323         393
Service charges on
deposit accounts                      159         137      426         405
Securities gains (losses), net          8          11        8          11
Other Income                          410         123      678         307
  Total Non-interest Income           690         369    1,435       1,116

NON-INTEREST EXPENSE:
Salaries and employee benefits      1,093       1,013    3,163       3,010
Premise and equipment expense         262         258      820         789
FDIC Deposit expense                    8           6       25          26
Other expenses                        464         553    1,353       1,609
  Total non-interest expense        1,827       1,830    5,361       5,434
Income before income taxes            417         614    1,534       1,858
Provision for income tax               99         196      458         602
  Net Income                          318         418    1,076       1,256

NET INCOME PER COMMON SHARE:
  Primary                            $.53        $.56    $1.79       $1.68
Weighted average common shares
Outstanding                       600,261     747,100  600,261     747,100

DIVIDENDS DECLARED:
 Cash Dividends                      $.18        $.18     $.54        %.54

The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Nine Months Ended Sept 30,
(unaudited)                                      2002               2001
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                      1,076              1,256
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Directors Stock Option Compensation                  0                 83
Depreciation                                       310                326
Net premium amortization (discount
accretion) of investment securities                 67                 15
Provision of loan losses                           280                415
Proceeds from sales of mortgage loans           11,717              7,213
(Increase)decrease in interest receivable          (68)               220
(Increase) decrease in other assets             (5,058)              (114)
Increase (decrease) in accrued expenses and
other liabilities                                  (61)               (65)
  Net cash flows provided by operating
  activities                                     8,263              9,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
For sale                                       (13,893)             (3,257)
Proceeds from maturities and pay downs of
Investment securities available for sale         6,744              12,382
Net (increase) decrease in loans                (5,774)           (13,664)
Purchase of premises and equipment                (208)              (131)
Net cash flows used in investing
  activities                                   (13,131)             (4,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits,
Federal Funds and short-term borrowings
  Non-interest bearing demand                    1,882            (1,471)
  Total interest-bearing deposits                  534              5,483
  Other short-term borrowings and fed
  Funds purchased                               (3,100)            (5,265)
Long-Term Borrowings                            11,300             (2,000)
Cash dividends paid                               (325)              (403)
Treasury Stock Sold                                 92                  0
Treasury Stock Purchased                        (6,030)               (44)
Net cash flows provided by (used in)
   financing activities                          4,353             (3,700)
Net increase (decrease) in cash equivalents       (515)                979
Cash and cash equivalents at beginning of
period                                           4,851              5,873
Cash and cash equivalents at end of period       4,336              6,852
Total interest paid                              6,026              7,685
Total taxes paid                                   536                901






The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         2002               2001
_______________________________________________________________________________
Balance, beginning of period                       23,653            22,469
  Net income                                        1,076             1,256
  Net unrealized gain (loss) on investment
  securities                                          539               350
Cash Dividends                                       (325)             (403)
Sale of Treasury Stock                                 92                82
Purchase of Treasury Stock                         (6,030)              (43)
Balance, end of period                             19,005            23,711

































The accompanying notes are an integral part of this statement.









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended September 30, 2002 is not necessarily indicative of those expected for the remainder of the year.


Note 2
                                  Sept. 30, 2002 Sept. 30, 2001  Dec. 31, 2001
________________________________________________________________________________
INVESTMENT SECURITIES (at Market Value):
U.S. treasury securities                 0              0              0
U.S. Government corporations
& agencies                          10,824          4,112          4,089
States and political subdivisions   17,156         15,847         15,912
Mortgage - backed securities            67             73             71
Other domestic securities                0              0              0
Total Investment Securities         28,047         20,032         20,072


Note 3

                                  Sept. 30, 2002 Sept. 30, 2001  Dec. 31, 2001
________________________________________________________________________________
LOANS:
Commercial and industrial loans     54,137         44,120         44,632
Real estate loans                  103,299        108,662        107,283
Construction loans                  10,610         16,904         14,727
Agricultural production financing
     and other loans to farmers      2,400          2,774          2,580
Individual loans for household
     and other personal expense     26,457         36,488         36,312
Economic development revenue bonds       0            258              0
Lease Financing Receivable             642            659            631
Other Loans Excluding Consumer       4,533            963          2,083
 Less: Unearned income on loans       (124)           (93)           (85)
Total Loans                        201,954        210,735        208,163







The accompanying notes are an integral part of this statement.


PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $1,076,000 represents an decrease of $180,000 or 14% from the $1,256,000 reported for the same period last year. The third quarter earnings of $318,000 represents a decrease of $100,000 or 24% from the $418,000 reported for the third quarter of 2001. The decreases are a direct result of an increase in the amounts of nonaccrual loans and adjustable rate loans repricing downward.

NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and The interest incurred for deposits and other sources of funds. In the first nine months of 2002, net interest income of $5,740,000, decreased $1,031,000 compared to the same period in 2001. The decreasing interst rates have shrunk the interest margins due to interest earning assets repricing more frequently than interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense. As noted before, non-accrual loans have also reduced the net interest income.

OTHER INCOME

Other income of $1,435,000 for the first three quarters of 2002 is $319,000 or 29% greater than the same period for 2001. The increase is due to the servicing of fixed rate mortgages and gains on the sale of these mortgages. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.


NON-INTEREST EXPENSES

For the first nine months of 2002 other expenses decreased by $73,000 or 1% compared to the same period of 2001. The three months ended September 30, 2002 total other expense decrease was $3,000 over that same period for 2001. All aspects of overhead expenses have been reduced or maintained at last years levels.











ANALYSIS OF FINANCIAL CONDITION




ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $2,111,000 at September 30, 2002 compared to $1,698,000 at September 30, 2001 and $2,097,000 as of
December 31, 2001.

At June 30, 2002 the allowance for possible loan losses was 1.05% of total loans, net for unearned interest. This compares to an allowance of .81%
At September 30, 2001. Net charge offs for the first nine months of 2002 were $266,000 compared to $388,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $2,111,000 is adequate.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Corporation's objective in liquidity management is to manage the assets and liabilities to meet the needs of borrowers while allowing for the possibility of deposit withdrawals. The primary purpose of asset/liability management is to minimize the effect on net income of changes in interest rates and to maintain a prudent match within specified same periods of rate-sensitive assets and rate-sensitive liabilities.

As of September 30, 2002 the rate-sensitive assets were 89% of liabilities in the 1-180 day maturity category and 115% in the 181-365 day range. These positions are within acceptable ranges as determined by fundsmanagement policy. The Corporation's Funds Management committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of September 30, 2002 was 19,005,000 compared to 23,711,000 for the same period last year. The shareholder's equity has decreased by $4,706,000 or 20% from September 30, 2001 to September 30,
2002. This decrease is attributed to the purchase of 144,920 shares of Holding company Stock which is being held as Treasury Stock. The Bank and Holding Company remain highly capitalized.














(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)


As of September 30, 2002 the leverage capital ratio was 7.34% which compared to 9.49% at September 30, 2002.


As of September 30, 2002 the total risk-based capital ratio was 11.01% compared to 13.60% at September 30, 2001.


These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for total risk-based capital.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk is primarily related to changes in interest rates.Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2001 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended September 30, Liquidity and interest rate sensitivity disclosures for the quarter ended September 30, 2002 are found on page 9 of this report.



ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Corporation's principal executive officer and principal financial officer have concluded that the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety
(90) days prior to the filing date of this Form 10-Q, are effective.

(b) Changes in Internal Controls. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.














Part II
Other Information

Item 1. Legal Proceedings
          Neither the Corporation nor its subsidiaries are involved in any pending legal proceedings at this time, other than routine litigation incidental to its business.

Item 2. Changes in Securities
          (a) Not applicable
(b) Not applicable
          (c) Not applicable
(d) Not applicable

Item 3. Defaults Upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders -Not applicable

Item 5. Other Information - Not applicable

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits

            3(i) Articles of Incorporation of the Corporation, filed as
            Exhibit 3A to the Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997.

            3(ii) Bylaws of the Corporation, filed as Exhibit 3B to the Corporation's Form 10-K for the fiscal year ended December 31, 1996, filed March 31, 1997.

            10(a) 1996 Key Employees' Stock Option and Stock Appreciation Rights Plan of the Corporation.

            10(b) 1997 Directors' Stock Option Plan of the Corporation.

            99.1 Chief Executive Officer Certification pursuant to 18 U.S.C.
            Section 1350

            99.2 Chief Financial Officer Certification pursuant to 18 U.S.C.
            Section 1350

        (b) No reports on Form 8-K were filed during the quarter of the fiscal year for which this report is filed.


















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 15, 2002

SVB&T CORPORATION


Ronald G. Seals, President and Chief Executive Officer



David Rees, Principal Financial Officer




CERTIFICATIONS

I, David Rees, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SVB&T Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002






David Rees, Principal Financial Officer









I, Ronald G. Seals, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of SVB&T Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 15, 2002

Ronald G. Seals, President and Chief Executive Officer



















EXHIBIT INDEX

3(i) Articles of Incorporation of  SVB&T Corporation*

3(ii) By-laws of SVB&T Corporation*

10(a) 1996 Key Employee's Stock Option and Stock Appreciation Plan

10(b) 1997 Directors' Stock Option Plan

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section
1350

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section
1350



*previously filed






































AMENDED AND RESTATED 1996 KEY EMPLOYEES' STOCK OPTION AND STOCK
 APPRECIATION RIGHTS PLAN OF SVB&T CORP.


ARTICLE I

Introduction

1.1 Purpose. The 1996 Key Employees' Stock Option and Stock Appreciation Rights Plan of SVB&T Corp. (the "Plan") is designed to promote the interests of SVB&T Corp. (the "Company") and its Subsidiaries by encouraging their officers and key employees, upon whose judgment, initiative and industry the Company and its Subsidiaries are largely dependent for the successful conduct and growth of their business, to continue their association with the Company and its Subsidiaries by providing additional incentive and opportunity for unusual industry and efficiency through stock ownership, and by increasing their proprietary interest in the Company and their personal interest in its continued success and progress. The Plan provides for the granting of (i) incentive stock options ("ISO's"), (ii) nonqualified stock options ("NSO's"), and
(iii) stock appreciation rights ("SAR's").

1.2 Effective Date and Duration. The Effective Date of the Plan is January 1, 1996. Options and SAR's related thereto may be granted under the Plan for a period of ten (10) years commencing January 1, 1996; however, no options or SARs may be exercised until the Plan has been approved by a majority of the shares of the Company represented at the shareholders' meeting at which approval of the Plan is considered. No options or SAR's related thereto shall be granted after December 31, 2005. Upon that date, the Plan shall expire except as to outstanding options and related SAR's which options and rights shall remain in effect until they have been exercised or terminated or have expired. ISO's must be granted within ten (10) years of the date the Plan is adopted by the Board of Directors or approved by the shareholders of the Company, whichever is earlier.

1.3 Administration.

(a) The Plan shall be administered by the Committee. The Committee, from time to time, may adopt any rule or procedure it deems necessary or desirable for the proper and efficient administration of the Plan. No member of the Committee shall be eligible, at any time when he is such a member, to receive an option or SAR under the Plan. The decision of a majority of the members of the Committee shall constitute the decision of the Committee. Subject to the provisions of the Plan, the Committee is authorized (i) to grant ISO's, NSO's and SAR's; (ii) to determine the employees to be granted ISO's, NSO's and SAR's; (iii) to determine the option period, the option price and the number of shares subject to each option and SAR; (iv) to determine the time or times at which options and SAR's will be granted;
(v) to determine the time or times when each option and SAR becomes exercisable and the duration of the exercise period; (vi) to determine other conditions and limitations, if any, applicable to the exercise of each option and SAR; and (vii) to determine the nature and duration of the restrictions, if any, to be imposed upon the sale or other disposition of shares acquired by any optionee upon exercise of an option, and the nature of the events, if any, and the duration of the period, in which any optionee's rights in respect of shares acquired upon exercise of an option may be forfeited. Each option and SAR granted under the Plan shall be evidenced by a written stock option agreement containing terms and conditions established by the Committee consistent with the provisions of the Plan, including such terms as the Committee shall deem advisable in order that each ISO shall constitute an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended ("Code").

(b) Any notice or document required to be given to or filed with the committee will be properly given or filed if delivered or mailed by certified mail, postage prepaid, to the Committee at 1500
Main Street, P.O. Box 830, Jasper, Indiana 47547-0830.

(c) The Committee shall also determine, in its sole discretion, with respect to each employee, whether such options shall be ISO's or NSO's, or any combination thereof; whether any SAR's shall be granted in connection with such options; and whether any employee shall be given discretion to determine whether any options granted to him or her shall be ISO's or NSO's or any combination thereof.

1.4 Definitions. For purposes of this Plan, unless a different meaning is clearly required by the context, the following terms shall have the following meanings:

(a) "Board of Directors" means the Board of Directors of the Company.

(b) "Change in Control of the Company" means (i) any merger, consolidation or similar transaction which involves the Company and in which persons who are the shareholders of the Company immediately prior to such transaction own, immediately after such transaction, shares of the surviving or combined entity which possess voting rights equal to or less than fifty percent (50%) of the voting rights of all shareholders of such entity, determined on a fully diluted basis; (ii) any sale, lease, exchange, transfer or other disposition of all or any ubstantial part of the consolidated assets of the Company; (iii) any tender, exchange, sale or other disposition (other than disposition of the stock of the Company or any Subsidiary in connection with bankruptcy, insolvency, foreclosure, receivership or other similar transactions) or purchases (other than purchases by the Company or any Company sponsored employee benefit Plan, or purchases by members of the Board of Directors or any Subsidiary) of shares which represent more than twenty-five percent (25%) of the voting power of the Company or any Subsidiary; (iv) during any period of two (2) consecutive years, individuals who at the date of the adoption of the Plan constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director at the beginning of such period has been approved by directors representing at least a majority of the directors then in office who were directors on the date of the adoption of the Plan; (v) a majority of the Board of Directors recommends the acceptance of or accept any agreement, contract, offer or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above. Notwithstanding the foregoing, a Change in Control of the Company shall not be deemed to have occurred with respect to any transaction unless such transaction has been approved or shares have been tendered by a majority of the shareholders who are not
Section 16 Grantees.

(c) "Code" means the Internal Revenue Code of 1986, as amended.

(d) "Committee" means the Compensation Committee of the Board of Directors.

(e) "Company" means SVB&T Corp.

(f) "Effective Date" means January 1, 1996.

(g) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(h) "Fair Market Value" means the per share Fair Market Value as determined by the Committee in good faith based upon such factors as the Committee shall determine to be relevant.
(i) "For Cause" means (I) the willful and continued failure of an option to perform his required duties as an officer or employee of the Company or any Subsidiary, (ii) any action by an optionee which involves willful misfeasance or gross negligence, (iii) the requirement of or directors by a federal or state regulatory agency which has jurisdiction over the Company or any Subsidiary to terminate the employment of an optionee,
(iv) the conviction of an optionee of the commission of any criminal offense which involves dishonesty or breach of trust, or (v) any intentional breach by an optionee of a material term, condition or covenant of any agreement between the optionee and the Company or any Subsidiary.

(j) "Permanent and Total Disability" or "Permanently and Totally Disabled" means any disability that would qualify as a disability under Code
Section 22(c)(3).

(k) "Plan" means the stock option plan embodied herein, as amended from time to time, known as the 1996 Key Employees' Stock Option and Stock Appreciation Rights Plan of SVB&T Corp.

(l) "Section 16 Grantee" means a person subject to potential liability under Section 16(b) of the Exchange Act with respect to transactions involving equity securities of the Company.

(m) "Subsidiary" or "Subsidiaries" means a corporation, a majority of the outstanding voting stock of which is owned or controlled, directly or an directly, by the Company or by one or more other Subsidiaries of the Company. For the purposes of this definition, "voting stock" means stock having voting power for the election of directors, whether at all times or only so long as no senior class of stock has such voting power by reason of any contingency.











ARTICLE II


Eligibility and Participation

Officers and key employees of the Company or of any of its Subsidiaries shall be eligible to receive grants of ISO's, NSO's and SAR's under the Plan. Members of the Committee shall not be eligible to receive grants of options or SAR's under the Plan while serving as members of the Committee.


ARTICLE III

Benefits

3.1 Shares Covered by Plan. The stock to be subject to options and related SAR's under the Plan shall be shares of authorized common stock of the Company and may be unissued shares or reacquired shares (including shares purchased in the open market), or a combination thereof, as the Committee may from time to time determine. The maximum number of shares to be delivered upon exercise of all options granted under the Plan shall not exceed twenty thousand (20,000) shares. Shares covered by an option that remain unpurchased upon expiration or termination of the option may be made subject to further options.

3.2 Option Price.

(a) ISO Option Price. The option price per share of stock under each ISO shall be not less than one hundred percent (100%) of the Fair Market Value of the shares on the date on which the option is granted; provided, however, as to officers and key employees who, at the time an ISO is granted, own, within the meaning of Section 425(d) of the Code, more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its parent or any Subsidiary ("Shareholder-Employees"), the purchase price per share of stock under each ISO shall be not less than one hundred ten percent (110%) of the Fair Market Value of the stock on the date on which the option is granted.

(b) NSO Option Price. The option price per share of stock under each NSO shall be determined by the Committee in its discretion; provided, however, the option price per share shall not exceed one hundred percent (100%) of the Fair Market Value of the share on the date on which the option is granted.

3.3 Option Period. No option period shall exceed ten (10) years; provided, however, the option period with respect to ISO's granted to Shareholder-Employees shall not exceed five (5) years.

3.4 Special Calendar Year Limitation on Shares Subject to ISO's. The aggregate Fair Market Value (determined at the time of the grant of the ISO's) of the stock with respect to which ISO's are exercisable for the first time by an eligible employee during any calendar year (under all Plans providing for the grant of incentive stock options of the Company or any of its Subsidiaries) shall not exceed One Hundred Thousand Dollars
($100,000.00).


3.5 Sequence of Exercising Incentive Stock Options. Any option granted to an employee pursuant to the Plan shall be exercisable even if there are outstanding previously granted but unexercised options with respect to such employee.

3.6 Stock Appreciation Rights.

(a) Grant of SAR's. SAR's may be granted by the Committee, at its discretion, in conjunction with all or part of any option granted under the Plan, at the time of the grant of such option. All of the terms of the Plan respecting options shall also apply to SAR's subject to the further special rules of this Section 3.6 and such other terms and conditions not inconsistent therewith as the Committee may determine. Accordingly, each SAR by its terms shall (i) expire when the underlying option expires, (ii) become transferable only when the underlying option is transferable and under the same conditions, and (iii) become exercisable only when and to the extent that the underlying option is eligible to be exercised. Moreover, a SAR by its terms shall further provide that the "economic value" thereof (as defined in subsection (c) below) may not exceed one hundred percent (100%) of the difference between the exercise price of the number of shares covered by the underlying option and the Fair Market Value of such shares determined at the time when the SAR is exercised and the SAR may only be exercised when such Fair Market Value exceeds such exercise price.

(b) Exercise of SAR's. SAR's may be exercised by an optionee by surrendering the underlying option or applicable portion thereof. As provided in subsection (a) above, a SAR shall be exercisable at such time or times and only to the extent that the underlying option is exercisable; further, with respect to employees who are officers or directors of the Company, SAR's may be exercised, and elections to receive cash in settlement thereof may be made, only during such periods of time as may be allowed under Rule 16b-3 of the Exchange Act. Underlying options shall no longer be exercisable to the extent they are surrendered upon exercise of related SAR's.

(c) Receipt of Economic Value. Upon the exercise of a SAR and surrender of the underlying option, the optionee shall become entitled to receive the economic value of such SAR, in cash, in shares of Company stock or any combination thereof as determined by the Committee. Such economic value shall be equal to the excess of the Fair Market Value (determined on the date of exercise of such SAR) of one (1) share of stock over the option price per share specified in the underlying option, multiplied by the number of shares with respect to which SAR's shall have been exercised. The Committee shall have the sole discretion either to determine the form in which such payment of economic value is to be made or to consent to or disapprove of the election of the optionee to receive cash in full or partial payment of such value.

(d) Effect on Shares Covered by Plan. Upon the exercise of a SAR, the underlying option or part thereof to which such SAR is related shall be deemed to have been exercised for purposes of the limitation on the number of shares of stock specified in Section 3.1.

3.7 Vesting of Options. All options granted under the Plan shall vest, and thereby become exercisable, at such time or times as shall be determined by the Committee in its sole discretion. The stock option agreement between the Company and the optionee shall include the schedule under which the option shall vest.

3.8 Vesting on Change in Control or Death, Retirement or Disability of Optionee. Notwithstanding the provisions of Section 3.7, in the event of a Change in Control of the Company or upon the death, Permanent and Total Disability or retirement on or after attaining age sixty-five (65) of the optionee, any options granted under the Plan may be exercised in full without regard to any restrictions on the vesting of the options contained in the option agreement between the Company and the optionee.

3.9 Early Termination of Option.

(a) Termination of Employment. All rights to exercise an option (and any SAR's related thereto) shall terminate ninety (90) days after the optionee's employment terminates unless such termination is For Cause or the Permanent and Total Disability or death of the optionee (but not later than the date the option expires pursuant to its terms). Transfer of employment from the Company to a corporation which is a Subsidiary of the Company, or vice versa, or from one Subsidiary to another, shall not be deemed termination of employment. The Committee shall have the authority to determine in each case whether a leave of absence on military or government service shall be deemed a termination of employment for purposes of this subsection (a).

(b) For Cause Termination. If an optionee's employment is terminated For Cause, no previously unexercised option granted hereunder may be exercised. Rather, all unexercised options (and any SARs related thereto) shall terminate effective on the date the optionee receives notice of his termination For Cause.


(c) Permanent and Total Disability or Death of Optionee. If an optionee's employment terminates due to Permanent and Total Disability or death, his option (and any SAR's related thereto) shall terminate one (1) year after termination of his employment due to his Permanent and Total Disability or death (but not later than the date the option expires pursuant to its terms). During such period, subject to the limitations of the Plan and the option agreement between the Company and the optionee, the optionee, his guardian, attorney-in-fact or personal representative, as the case may be, may exercise the option (and any SAR's related thereto) in full.

3.10 Payment for Stock. Full payment for shares purchased hereunder shall be made at the time the option is exercised. Such payment may be made either
(a) in cash or (b) at the discretion of the Committee, by delivering shares of stock of the Company (the "Delivered Stock") or a combination of cash and Delivered Stock. Delivered Stock shall be valued by the Committee at its Fair Market Value determined as of the date of the exercise of the option. No shares shall be issued until full payment for them has been made, and an optionee shall have none of the rights of a shareholder with respect to such shares until such shares are issued to him. Upon payment of the full purchase price, the Company shall issue a certificate or certificates to the optionee which evidences ownership of the shares purchased pursuant to the exercise of the option which contain(s) such terms, conditions and provisions as may be required and as are consistent with the terms, conditions and provisions of the Plan and the stock option agreement between the Company and the optionee.



3.11  Income and Employment Tax Withholding.

(a) Payment by Optionee. The optionee shall be solely responsible for paying to the Company all required federal, state, city and local taxes applicable to his (i) exercise of an NSO or SAR under the Plan and (ii) disposition of shares acquired pursuant to the exercise of an ISO in a disqualifying disposition of the shares under Code Section 422(a)(1).

(b) NSO and SAR Tax Withholding. Notwithstanding the provisions of subsection (a), with respect to stock to be issued pursuant to the exercise of an NSO or cash to be distributed pursuant to the exercise of a SAR, the Committee, in its discretion and subject to such rules as it may adopt, may permit the optionee to satisfy, in whole or in part, any withholding tax obligation which may arise in connection with the exercise of the (i) NSO by having the Company retain shares of stock which would otherwise be issued in connection with the exercise of the NSO or accept delivery from the optionee of shares of Company stock which have a Fair Market Value, determined as of the date of the delivery of such shares, equal to the amount of the withholding tax to be satisfied by that retention or delivery, or (ii) SAR by having the Company retain cash which would otherwise be distributed in connection with the exercise of the SAR.

(c) ISO Disqualifying Disposition Tax Withholding. Notwithstanding the provisions of subsection (a), with respect to shares of stock to be issued pursuant to the exercise of any ISO, the Committee, in its discretion and subject to such rules as it may adopt, may permit the optionee to satisfy, in whole or in part, any withholding tax obligation which may arise in connection with the disqualifying disposition of the shares under Code
Section 422(a)(1) by having the Company accept delivery from the optionee of shares of stock having a Fair Market Value, determined as of the date of the delivery of such shares, equal to the amount of the withholding tax to be satisfied by that delivery.

3.12 Notice of Disqualifying Disposition. Any ISO granted hereunder shall require the optionee to notify the Committee of any disposition of any stock issued pursuant to the exercise of the ISO under the circumstances described in Section 421(b) of the Code (relating to certain disqualifying dispositions), within ten (10) days of such disposition.



ARTICLE IV

Plan Administration and Interpretation


4.1 Amendment and Termination. The Board of Directors or the Committee may, at any time, without the approval of the stockholders of the Company (except as otherwise required by applicable law, rule or regulations), alter, amend, modify, suspend or discontinue the Plan, but may not, without the consent of the holder of an option, or an option and a SAR, make any alteration which would adversely affect an option or SAR previously granted under the Plan or, without the approval of the stockholders of the Company, make any alteration which would: (a) increase the aggregate number of shares subject to options under the Plan, except as provided in Section 4.2;
(b) decrease the minimum option price, except as provided in Section 4.2; (c) permit any member of the Committee to become eligible for grants of options or SARs under the Plan; (d) withdraw administration of the Plan from the Committee or the Board of Directors; (e) extend the term of the Plan or the maximum period during which any option may be exercised; (f) change the manner of determining the option price; or (g) change the class of individuals eligible for options under the Plan.

4.2 Changes in Stock.

(a) Substitution of Stock and Assumption of Plan. In the event of any change in the common stock of the Company through stock dividends, split-ups, recapitalizations, reclassifications, or otherwise, or in the event that other stock shall be substituted for the present common stock of the Company as the result of any merger, consolidation, or reorganization or similar transaction which constitutes a Change in Control of the Company, then the Committee may make appropriate adjustment or substitution in the aggregate number, price and kind of shares available under the Plan and in the number, price and kind of shares covered under any options granted or to be granted under the Plan. The Committee's determination in this respect shall be final and conclusive. Provided, however, that the Company shall not, and shall not permit its Subsidiaries to, recommend, facilitate or agree or consent to a transaction or series of transactions which would result in a Change of Control of the Company unless and until the person or persons or entity or entities acquiring or succeeding to the assets or capital stock of the Company or any of its Subsidiaries as a result of such transaction or transactions agrees to be bound by the terms of the Plan so far as it pertains to options and SAR's theretofore granted but unexercised and agrees to assume and perform the obligations of the Company hereunder. Notwithstanding the foregoing provision of this subsection (a), no adjustment shall be made which would operate to reduce the option price of any ISO below the Fair Market Value of the stock (determined on the date the option was granted) which is subject to an ISO.

(b) Conversion of Stock. In the event of a Change in Control of the Company pursuant to which another person or entity acquires control of the Company (such other person or entity being the "Successor"), the kind of shares of common stock which shall be subject to the Plan and to each outstanding option and each SAR related thereto, if any, shall, automatically by virtue of such Change in Control of the Company, be converted into and replaced by shares of common stock, or such other class of securities having rights and preferences no less favorable than common stock of the Successor, and the number of shares subject to the option and the purchase price per share upon exercise of the option and the SAR's related thereto, if any, shall be correspondingly adjusted, so that, by virtue of such Change in Control of the Company, each optionee shall have the right (i) to purchase (A) that number of shares of common stock of the Successor which have a Fair Market Value equal, as of the date of such Change in Control of the Company, to the Fair Market Value, as of the date of such Change in Control of the Company, of the shares of common stock of the Company theretofore subject to his option, and
(B) for a purchase price per share which, when multiplied by the number of shares of common stock of the Successor subject to the option, shall equal the aggregate exercise price at which the optionee could have acquired all of the shares of common stock of the Company previously optioned to the optionee; and (ii) to exercise that number of SAR's which have an economic value, as defined in Section 3.6 (c), equal, as of the date of Change in Control of the Company, to the economic value, as defined in
Section 3.6 (c), as of such date of Change in Control of the Company, of the SAR's previously granted to the optionee.

4.3 Information to be Furnished by Optionees. Optionees, or any other persons entitled to benefits under this Plan, must furnish to the Committee such documents, evidence, data or other information as the Committee considers necessary or desirable for the purpose of administering the Plan. The benefits under the Plan for each optionee, and each other person who is entitled to benefits hereunder, are to be provided on the condition that he furnish full, true and complete data, evidence or other information, and that he will promptly sign any document reasonably related to the administration of the Plan requested by the Committee.

4.4 Employment Rights. Neither the Plan nor any stock option agreement executed under the Plan shall constitute a contract of employment and participation in the Plan will not give an optionee the right to be rehired or retained in the employ of the Company, nor will participation in the Plan give any optionee any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan.


4.5 Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

4.6 Gender and Number. Where the context admits, words in the masculine gender shall include the feminine gender, the plural shall include the singular and the singular shall include the plural.
4.7 Action by Company. Any action required of or permitted by the Company under the Plan shall be by resolution of the Board of Directors or by a person or persons authorized by resolution of the Board of Directors.

4.8 Controlling Laws. Except to the extent superseded by laws of the United States, the laws of Indiana shall be controlling in all matters relating to the Plan.

4.9 Mistake of Fact. Any mistake of fact or misstatement of fact shall be corrected when it becomes known and proper adjustment made by reason thereof.

4.10 Severability. In the event any provisions of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provisions had never been contained in the Plan.

4.11 Effect of Headings. The descriptive headings of the sections of this Plan are inserted for convenience of reference and identification only and do not constitute a part of this Plan for purposes of interpretation.

4.12 Nontransferability. No option shall be transferable, except by the optionee's will or the laws of descent and distribution. During the optionee's lifetime, his option shall be exercisable (to the extent exercisable) only by him. The option and any rights and privileges pertaining thereto shall not be transferred, assigned, pledged or hypothecated by him in any way, whether by operation of law or otherwise and shall not be subject to execution, attachment or similar process.


4.13 Liability. No member of the Board of Directors or the Committee or any officer or employee of the Company or its Subsidiaries shall be personally liable for any action, omission or determination made in good faith in connection with the Plan. Each optionee, in the stock option agreement between him and the Company, shall agree to release and hold harmless the Company, the Board of Directors, the Committee and all officers and employees of the Company and its Subsidiaries from and against any tax liability, including without limitation interest and penalties, incurred by the optionee in connection with his participation in the Plan.

4.14 Investment Representations. Unless the shares subject to an option are registered under the Securities Act of 1933, each optionee, in the stock option agreement between the Company and the optionee, shall agree for himself and his legal representatives that any and all shares of common stock purchased upon the exercise of the option shall be acquired for investment and not with a view to, or for sale in connection with, any distribution of those shares. Any share issued pursuant to the exercise of an option subject to this investment representation shall bear a legend evidencing this restriction.

4.15 Use of Proceeds. The proceeds received by the Company from the sale of stock pursuant to the Plan will be used for general corporate purposes.


SVB&T CORP.


Dated:_________________
By:_______________________________
Ronald G. Seals, President


2001 EQUITY INCENTIVE PLAN OF SVB&T CORPORATION

SECTION 1

PURPOSE AND DURATION

1.1 Establishment of the Plan. SVB&T Corporation, an Indiana corporation, hereby Establishes an equity-based incentive compensation plan to be known as the 2001 Equity Incentive Plan of SVB&T Corporation, set forth in this document. The Plan permits the grant of Nonqualified Stock Options,Incentive Stock Options, Stock Appreciation Rights and Performance Shares. This Plan and the grant of Awards hereunder are expressly conditioned upon the Plan's approval by the shareholders of the Company. The Plan is adopted effective as of May 15, 2001, which is the date that the shareholders of the Company approved the Plan, as specified in Section 9.2.

1.2 Purposes of the Plan. The purposes of the Plan are to further the growth and financial success of the Company and the Bank by aligning the interests of the Participants, through the ownership of Shares and through other incentives, with the interests of the Company's shareholders; to provide Participants with an incentive for excellence in individual performance; and to promote teamwork among Participants. The Plan is further intended to provide flexibility to the Company in its ability to motivate, attract and retain the services of Participants who make significant contributions to the Company's success and to allow Participants to share in the success of the Company.

SECTION 2

DEFINITIONS

For purposes of the Plan, the following words and phrases shall have the following meanings unless a different meaning is plainly required by the context:

2.1. "Award" means, individually or collectively, a grant under the Plan of Nonqualified Stock Options, Incentive Stock Options, SARs, Restricted Stock or Performance Shares.

2.2. "Award Agreement" means the written agreement which sets forth the terms and provisions applicable to each Award granted under the Plan.

2.3. "Bank" means Springs Valley Bank & Trust Company, a state banking association and wholly owned subsidiary of the Company.

2.4. "Beneficiary" means the person or persons designated by a Participant to receive the benefits under the Plan, if any, which become payable as a result of the Participant's death.

2.5. "Board" or "Board of Directors" means the Board of Directors of the Company serving at the time that the Plan is approved by the shareholders of the Company or thereafter.

2.6. "Cause" means (i) the willful and continued failure of a Participant to perform his required duties as an officer or employee of the Company or the Bank, (ii) any action by a Participant which involves willful misfeasance or gross negligence, (iii) the requirement of or direction by a federal or state regulatory agency which has jurisdiction over the Company or the Bank to terminate the employment of a Participant, (iv) the conviction of a Participant of the commission of any criminal offense which involves dishonesty or breach of trust, or (v) any intentional breach by a Participant of a material term, condition or covenant of any agreement between the Participant and the Company or the Bank.

2.7. "Change in Control" means (i) any merger, consolidation or similar transaction which involves the Company and in which persons who are the shareholders of the Company immediately prior to such transaction own, immediately after such transaction, shares of the surviving or combined entity which possess voting rights equal to or less than fifty percent (50%) of the voting rights of all shareholders of such entity, determined on a fully diluted basis; (ii) any sale, lease, exchange, transfer or other disposition of all or any substantial part of the consolidated assets of the Company; (iii) any tender, exchange, sale or other disposition (other than disposition of Shares or the stock of the Bank in connection with bankruptcy, insolvency, foreclosure, receivership or other similar transactions) or purchases (other than purchases by the Company or any Company sponsored employee benefit plan, or purchases by members of the Board of Directors or the Bank) of shares which represent more than twenty-five percent (25%) of the voting power of the Company or the Bank; (iv) during any period of two
(2) consecutive years, individuals who at the date of the adoption of the Plan constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each Director at the beginning of such period has been approved by Directors representing at least a majority of the Directors then in office who were Directors on the date of the adoption of the Plan; (v) a majority of the Board of Directors recommends the acceptance of or accept any agreement, contract, offer or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above. Notwithstanding the foregoing, a Change in Control of the Company shall not be deemed to have occurred with respect to any transaction unless such transaction has been approved or Shares have been tendered by a majority of the shareholders.

2.8. "Code" means the Internal Revenue Code of 1986, as amended. Reference to a specific section of the Code or regulation thereunder includes such section or regulation, any valid regulation promulgated under such section, and any comparable provision of any future law, legislation or regulation amending, supplementing or superseding such section or regulation.

2.9. "Committee" means the Compensation Committee of the Board, or such other committee appointed by the Board pursuant to Section 3.1 to administer the Plan, serving on the date the Plan is approved by the shareholders of the Company or thereafter.

2.10. "Company" means SVB&T Corporation, an Indiana corporation and registered bank holding company, and any successor thereto. With respect to the definition of Performance Goals, the Committee, in its sole discretion, may determine that "Company" means SVB&T Corporation and the Bank on a consolidated basis.

2.11. "Director" means any individual who is a member of the Board of Directors of the Company.

2.12. "Disability" means a mental or physical illness that entitles the Participant to receive benefits under the long-term disability plan of the Company or the Bank. Notwithstanding the foregoing, a disability will not qualify under the Plan if it is the result, as determined by the Committee in its sole discretion, of (a) an intentionally self-inflicted injury or an intentionally self-induced sickness, or (b) an injury or disease contracted, suffered or incurred while participating in a criminal offense. The determination of a Disability for purposes of the Plan will not be construed to be an admission of a disability for any other purpose.

2.13. "Effective Date" means May 15, 2001, which is the date on which the shareholders of the Company approved the Plan.

2.14. "Employee" means all officers and key employees of the Company or the Bank, whether such officers or key employees are so employed on the date the Plan is approved by the shareholders of the Company or become employed after such approval.

2.15. "Exercise Price" means the price at which a Share may be purchased by a Participant pursuant to the exercise of an Option.

2.16. "Fair Market Value" means the per share Fair Market Value as determined by the Committee in good faith based upon such factors as the Committee determines to be relevant.

2.17. "Fiscal Year" means the annual accounting period of the Company.

2.18. "Grant Date" means, with respect to any Award granted under this Plan, the date on which the Award was granted by the Committee, regardless if the Award Agreement to which the Award relates is executed subsequent to such date.

2.19. "Incentive Stock Option" means an Option granted under the Plan to purchase Shares which is designated as an Incentive Stock Option and is intended to meet the requirements of Section 422 of the Code.

2.20. "Nonqualified Stock Option" means an Option granted under the Plan to purchase Shares which is not an Incentive Stock Option.

2.21. "Option" means an Incentive Stock Option or a Nonqualified Stock
Option.

2.22. "Option Period" means the period during which an Option is exercisable in accordance with the applicable Award Agreement and Section 6.

2.23. "Participant" means an Employee to whom an Award has been granted.

2.24. "Performance Goals" means the goals determined by the Committee in its sole discretion to be applicable to a Participant with respect to an Award. As determined by the Committee in its sole discretion, the Performance Goals applicable to each Award granted under the Plan to a Participant, will provide for targeted level or levels of financial achievement with respect to one (1) or more of the following business criteria: (a) return on assets, (b) income before interest and taxes, (c) net income, (d) total shareholder return, (e) return on equity, and (f) Bank operating income. The Performance Goals may differ from Participant to Participant and from Award to Award.

2.25. "Performance Period" means the period of time during which Performance Goals must be achieved with respect to an Award, as determined by the Committee in its sole discretion.

2.26. "Performance Share" means an Award granted to a Participant pursuant to Section 8.

2.27. "Plan" means the 2001 Equity Incentive Plan of SVB&T Corporation, as set forth in this instrument and as hereafter amended from time to time.

2.28. "Retirement" means the Termination of Service of a Participant for reasons other than Cause on or after attaining age sixty-five (65).

2.29. "SAR" means an Award that is designated as a "SAR" pursuant to
Section 7 and is granted in tandem with a related Option, the exercise of which requires forfeiture of the right to exercise such Option and to purchase an equal number of Shares under the related Option; and, when a Share is purchased pursuant to the exercise of such Option, the SAR is forfeited to the same extent.

2.30. "Shares" means the whole shares of issued and outstanding regular voting common stock, no par value, of the Company, whether presently or hereafter issued and outstanding, and any other stock or securities resulting from adjustment thereof as provided in Section 4.5, or the stock of any successor to the Company which is so designated for the purposes of the Plan.


2.31. "Termination of Service" means the occurrence of any act or event or any failure to act whether pursuant to an employment agreement or otherwise that actually or effectively causes or results in a Participant ceasing, for whatever reason, to be an Employee of the Company or the Bank, including, but not limited to, death, Disability, Retirement, termination by the Company or the Bank of the Participant's employment with the Company or the Bank (whether with or without Cause) and voluntary resignation or termination by the Participant of his or her employment with the Company or the Bank.

SECTION 3

ADMINISTRATION

3.1. The Committee. The Plan will be administered by the Committee. The decision or action of a majority of the actual number of members of the Committee will constitute the decision or action of the Committee. The Committee will consist of not less than three (3) Directors. The members of the Committee will be appointed from time to time by, and will serve at the pleasure of, the Board of Directors. It is intended that the Committee be comprised solely of Directors who are non-employee directors. However, failure of the Committee to be so comprised will not result in the cancellation, termination, expiration or lapse of any Award.

3.2. Authority of the Committee. Except as limited by law or by the Articles of Incorporation or By-Laws of the Company, and subject to the provisions of the Plan, the Committee has full power and discretion to select Employees who will participate in the Plan; determine the sizes and types of Awards; determine the terms and conditions of Awards in a manner consistent with the Plan; construe and interpret the Plan, all Award Agreements and any other agreements or instruments entered into under the Plan; establish, amend or waive rules and regulations for the Plan's administration; and amend the terms and conditions of any outstanding Award and applicable Award Agreement to the extent such terms and conditions are within the discretion of the Committee as provided in the Plan. Further, the Committee will make all other determinations which may be necessary or advisable for the administration of the Plan. Each Award will be evidenced by a written Award Agreement between the Company and the Participant and will contain such terms and conditions established by the Committee consistent with the provisions of the Plan. Any notice or document required to be given to or filed with the Committee will be properly given or filed if hand delivered (and a delivery receipt is received) or mailed by certified mail, return receipt requested, postage paid, to the Committee at 1500 Main Street, P.O. Box 830, Jasper, Indiana 47547-0830.

3.3. Delegation by the Committee. The Committee, in its sole discretion and on such terms and conditions as it may provide, may delegate all or any part of its authority and powers under this Plan to one or more Directors.

3.4. Decisions Binding. All determinations and decisions made by the Committee, the Board and any delegate of the Committee pursuant to Section
3.3 shall be final, conclusive and binding on all persons, including the Company and Participants. No such determinations shall be subject to de novo review if challenged in court.


SECTION 4

SHARES SUBJECT TO THIS PLAN

4.1. Number of Shares. Subject to adjustment as provided in Section 4.5, the maximum number of Shares cumulatively available for issuance under the Plan pursuant to: (a) the exercise of Options, (b) the grant of SARs, and (c) the payment of Performance Shares, will not exceed seventy thousand (70,000) Shares less the total number of Shares previously issued under the Plan, and less the total number of Shares then subject to outstanding Options or other Awards hereunder. Shares issued under the Plan may be either authorized but unissued Shares, treasury Shares or reacquired Shares (including Shares purchased in the open market), or any combination thereof, as the Committee may from time to time determine in its sole discretion.

Shares covered by an Award that are forfeited or that remain unpurchased or undistributed upon termination or expiration of any such Award may be made the subject of further Awards to the same or other Participants. If the exercise price of any Option is satisfied by tendering Shares (by either actual delivery or attestation), only the number of Shares actually issued, net of the Shares tendered, will be deemed issued for purposes of determining the number of Shares available for grants under the Plan.

4.2. Release of Shares. Subject to the limitations set forth in the Plan, the Committee has full authority to determine the number of Shares available for Awards, and in its sole discretion may include (without limitation) as available for distribution any Shares that have ceased to be subject to an Award; any Shares subject to an Award that have been previously forfeited; any Shares under an Award that otherwise terminates without the issuance of Shares being made to a Participant; any Shares that are received by the Company in connection with the exercise of an Award, including the satisfaction of any tax liability or tax withholding obligation; or any Shares repurchased by the Company in the open market or otherwise, having an aggregate repurchase price no greater than the amount of cash proceeds received by the Company from the exercise of Options granted under the Plan. Any Shares that are available immediately prior to the termination of the Plan or any Shares returned to the Company for any reason subsequent to the termination of the Plan, may be transferred to a successor plan.

4.3. Restrictions on Shares. Shares issued upon exercise of an Award will be subject to the terms and conditions specified herein and to such other terms, conditions and restrictions as the Committee in its sole discretion may determine or provide in the Award Agreement. The Company will not be required to issue or deliver any certificates for Shares, cash or other property prior to the completion of any registration or qualification of such shares under federal, state, local or other law, or any ruling or regulation of any government body which the Committee determines to be necessary or advisable. The Company may cause any certificate for any Shares to be delivered hereunder to be properly marked with a legend or other notation reflecting the limitations on transfer of such Shares as provided in the Plan or as the Committee may otherwise require. Participants, or any other persons entitled to benefits under the Plan, must furnish to the Committee such documents, evidence, data or other information as the Committee considers necessary or desirable for the purpose of administering this Plan. The benefits under the Plan for each Participant, and each other person who is entitled to benefits hereunder, are to be provided on the condition that he furnish full, true and complete data, evidence or other information, and that he will promptly sign any document reasonably related to the administration of the Plan requested by the Committee. No fractional Shares will be issued under the Plan; rather, fractional shares will be aggregated and then rounded to the next lower whole Share.

4.4. Shareholder Rights. No person will have any rights of a shareholder (including, but not limited to, voting and dividend rights) as to Shares subject to an Award until, after proper exercise or vesting of the Award or other action as may be required by the Committee in its sole discretion, such Shares are recorded on the Company's official shareholder records (or the records of its transfer agents or registrars) as having been issued and transferred to the Participant. Upon exercise of the Award or any portion thereof, the Company will have a reasonable period in which to issue and transfer the Shares to the Participant, and the Participant will not be treated as a shareholder for any purpose whatsoever prior to such issuance and transfer. No payment or adjustment will be made for cash dividends or other rights for which the record date is prior to the date such Shares are recorded as issued and transferred in the Company's official shareholder records (or the records of its transfer agents or registrars), except as provided herein or in an Award Agreement.

4.5. Changes in Stock.

4.5.1. Substitution of Stock and Assumption of Plan. In the event of any change in the Shares by virtue of any stock dividends, stock splits, recapitalizations or reclassifications or any acquisition, merger, consolidation, share exchange, tender offer or other combination involving the Company that does not constitute a Change in Control but that results in the acquisition of a subsidiary by the Company, or in the event that other stock is substituted for the Shares as the result of any merger, consolidation, share exchange or reorganization or any similar transaction which constitutes a Change in Control of the Company, the Committee shall correspondingly adjust (a) the number, kind and class of Shares which may be delivered under the Plan, (b) the number, kind, class and price of Shares subject to outstanding Awards (except for mergers or other combinations in which the Company is the surviving entity), and (c) the numerical limits of
Section 4.1, all in such manner as the Committee in its sole discretion determines to be advisable or appropriate to prevent the dilution or diminution of such Awards; provided, however, in no event will the One Hundred Thousand Dollars ($100,000) limit on Incentive Stock Options contained in Section 6.1 be affected by an adjustment under this Section
The Committee's determination in this respect will be final and conclusive.

4.5.2. Conversion of Shares. In the event of a Change in Control of the Company pursuant to which another person or entity acquires control of the Company (such other person or entity being the "Successor"), the kind of shares of stock which are subject to the Plan and to each outstanding Award shall, automatically by virtue of such Change in Control, be converted into and replaced by securities of the Successor having full voting, dividend, distribution, preference and liquidation rights, and the number of shares subject to an Award, the calculation of an Award's value, and the purchase price per share upon exercise of the Award shall be correspondingly adjusted by the Committee so that, by virtue of such Change in Control of the Company, each Participant will (a) in the case of Options, have the right to purchase that number of shares of stock of the Successor which have a Fair Market Value, as of the date of such Change in Control of the Company, equal to the Fair Market Value, as of the date of such Change in Control of the Company, of the Shares of the Company theretofore subject to each Option, and (ii) for a purchase price per share which, when multiplied by the number of shares of stock of the Successor subject to each Option, equals the aggregate exercise price at which the Participant could have acquired all of the Shares of the Company previously optioned to the Participant, and (b) in the case of Awards other than Options, have the right to receive that number of shares of stock of the Successor (or cash) which have a Fair Market Value (or an amount of cash), as of the date of such Change in Control of the Company, equal to the Fair Market Value, as of the date of the Change in Control of the Company, of the Shares of the Company to which each Award relates. The Committee, in its sole discretion, will determine the method by which Awards of Performance Shares are adjusted due to a Change in Control of the Company.

SECTION 5

ELIGIBILITY

5.1. Eligibility. Except as herein provided, the individuals who are eligible to participate in the Plan and be granted Awards are those individuals who are Employees of the Company or the Bank. The Committee may, from time to time and in its sole discretion, select Employees to be granted Awards and will determine the terms and conditions with respect thereto. In making any such selection and in determining the form of the Award, the Committee may give consideration to the functions and responsibilities of the Employee's contributions to the Company or the Bank, the value of the Employee's services (past, present and future) to the Company or the Bank, and such other factors deemed relevant by the Committee in its sole discretion. Committee members will not be eligible to participate in the Plan while serving as Committee members. An Employee will become a Participant as of the date specified by the Committee. A Participant can be removed as an active Participant by the Committee effective as of any date.

5.2. No Contract of Employment. Neither the Plan nor any Award Agreement executed under this Plan will constitute a contract of employment between a Participant and the Company or the Bank, and participation in the Plan will not give a Participant the right to be rehired by or retained in the employment of the Company or the Bank.

SECTION 6

STOCK OPTIONS

6.1. Grant of Options. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Options to any Employees in such amounts as the Committee, in its sole discretion, may determine. The Committee may grant Incentive Stock Options, Nonqualified Stock Options or any combination thereof. Subject to the terms and provisions of the Plan, the Committee, in its sole discretion, will determine the number of Shares subject to each Option; provided, however, no Participant may be granted Incentive Stock Options which would result in Shares with an aggregate Fair Market Value (measured on the Grant Date(s)) of more than One Hundred Thousand Dollars ($100,000) first becoming exercisable in any one calendar year.



6.2. Option Award Agreement. Each Option will be evidenced by an Option Award Agreement that specifies the Exercise Price, the number of Shares to which the Option pertains, the Option Period, any conditions on the exercise of the Option, and such other terms and conditions as the Committee, in its sole discretion, determines. The Option Award Agreement will also specify whether the Option is intended to be an Incentive Stock Option or a Nonqualified Stock Option. All grants of Options intended to constitute Incentive Stock Options will be made in accordance, and all Award Agreements pursuant to which Incentive Stock Options are granted will comply, with the requirements of Section 422 of the Code.

6.3. Exercise Price. Subject to the provisions of this Section 6.3, the Exercise Price for each Option will be determined by the Committee in its sole discretion.

6.3.1. Nonqualified Stock Options. In the case of a Nonqualified Stock Option, the Exercise Price per Share will be determined by the Committee; provided, however, in no event will the Exercise Price be less than the one hundred percent (100%) of Fair Market Value of the Shares to which the Nonqualified Stock Option relates determined as of the Grant Date.

6.3.2. Incentive Stock Options. In the case of an Incentive Stock Option, the Exercise Price will be not less than one hundred percent (100%) of the Fair Market Value of the Shares to which the Incentive Stock Option relates determined as of the Grant Date; provided, however, that if, on the Grant Date, the Participant (together with persons whose stock ownership is attributed to the Participant pursuant to Section 424(d) of the Code) owns securities possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, the Exercise Price will be not less than one hundred ten percent (110%) of the Fair Market Value of the Shares to which the Incentive Stock Option relates determined as of the Grant Date.

6.3.3. Substitute Options. Notwithstanding the provisions of Sections 6.3.1 and 6.3.2, in the event the Company or the Bank consummates a transaction described in Section 424(a) of the Code (e.g., the acquisition of property or stock from an unrelated corporation), individuals who become Employees on account of such transaction may be granted Options in substitution for options granted by such former employer or recipient of services. If such substitute Options are granted, the Committee, in its sole discretion and consistent with Section 424(a) of the Code, may determine that such substitute Options will have an exercise price less than one hundred (100%) of the Fair Market Value of the Shares to which the Options relates determined as of the Grant Dates. In carrying out the provisions of this
Section 6.3.3, the Committee will apply the principles contained in Section
4.5.

6.4. Duration of Options. Subject to a Change in Control of the Company and the terms and provisions of Section 9, the Option Period with respect to each Option will commence and expire at such times as the Committee provides in the Award Agreement, provided that:

(a) Incentive and Nonqualified Stock Options can not be exercisable later than the tenth anniversary of their respective Grant Dates;



(b) Incentive Stock Options granted to an Employee who possesses more than ten percent (10%) of the total combined voting power of all classes of Shares of the Company, taking into account the attribution rules of Section 422(d) of the Code, can not be exercisable later than the fifth anniversary of their Grant Date(s); and

(c) Subject to the overall limits of this Section 6, the Committee may, in its sole discretion, after an Option is granted, extend the maximum term of the Option.

6.5. Ability to Exercise Options. Subject to a Change in Control of the Company and the provisions of this Section 6, all Options granted under this Plan will be exercisable at such times, under such terms and subject to such restrictions and conditions as the Committee determines in its sole discretion and specifies in the Award Agreements to which such Options relate. After an Option is granted, the Committee, in its sole discretion, may accelerate the time or times at which the Option can be exercised.

6.6. Method of Exercise. Subject to the provisions of this Section 6 and the applicable Award Agreement, a Participant may exercise an Option, in whole or in part, at any time during the Option Period to which the Option relates by giving written notice to the Company of exercise on a form provided by the Committee (if available). Such notice will specify the number of Shares subject to the Option to be purchased and will be accompanied by payment in full of the total Exercise Price by cash or check or such other form of payment as the Company may accept in its sole discretion. If permitted by the Committee or the applicable Award Agreement, payment in full or in part may also be made by:

(a) Delivering Shares already owned by the Participant for more than six (6) months and having a total Fair Market Value on the date of such delivery equal to the total Exercise Price;

(b) The authorization of the Company to retain Shares which would otherwise be issuable upon exercise of the Option having a total Fair Market Value on the date of delivery equal to the total Exercise Price;

(c) The certification of ownership of Shares owned by the Participant to the satisfaction of the Committee for later delivery to the Company as specified by the Committee; or

(d) Any combination of the foregoing.

No Shares will be issued until full payment therefor has been made. A Participant will have all of the rights of a shareholder of the Company holding the class of Shares subject to such Option (including, if applicable, the right to vote the shares and the right to receive dividends) when the Participant has given written notice of exercise, has paid the total Exercise Price and such Shares have been recorded on the Company's official shareholder records (or the records of its transfer agents or registrars) as having been issued and transferred to the Participant.

6.7. Restrictions on Share Transferability. In addition to the restrictions imposed by Section 12.8, the Committee may impose such restrictions on any Shares acquired pursuant to the exercise of an Option as it may deem advisable or appropriate in its sole discretion, including, but not limited to, restrictions related to applicable federal and state securities laws and the requirements of any national securities exchange or market on which Shares are then listed or regularly traded.

6.8. Termination by Reason of Death, Disability or Retirement. If a Participant's Termination of Service is due to death or Disability, the Option Period will expire on the expiration of the shorter of the following two (2) periods: (a) the two hundred seventy (270) day period commencing on the date of such Termination of Service, or the date on which the Option Period expires. If a Participant incurs a Termination of Service due to Retirement, the Option Period will expire on the expiration of the shorter of the following two (2) periods: (a) the ninety (90) day period commencing on the date of such Termination of Service, or (b) the date on which the Option Period expires.

6.9. Other Termination. If a Participant incurs a Termination of Service for any reason other than death, Disability or Retirement, any Options held by such Participant shall terminate immediately as of the date of such Termination of Service.

6.10. Special Provision for Incentive Stock Options. Notwithstanding any other provision of the Plan to the contrary, an Incentive Stock Option can not be exercised (a) more than three (3) months after the Participant's Termination of Service for any reason other than Disability, or (b) more than one (1) year after the Participant's Termination of Service by reason of Disability.

SECTION 7

STOCK APPRECIATION RIGHTS

7.1. Grant of SARs. Subject to the terms and conditions of the Plan, the Committee, at any time and from time to time, may grant SARs to any Employees in such amounts as the Committee, in its sole discretion, determines.

7.1.1. Number of Shares. Subject to the limitations of Section 4, the Committee will have complete discretion to determine the number of SARs granted to any Participant.

7.1.2. Terms of SARs. The Committee, subject to the provisions of the Plan, will have complete discretion to determine the terms and conditions of SARs; provided, however, that the Exercise Price of SARs shall be equal to the Exercise Price of the Option to which such SAR relates.

7.2. Exercise of SARs. SARs may be exercised for all or part of the Shares subject to the related Option upon the surrender of the right to exercise the equivalent portion of the related Option. A SAR may be exercised only as to the Shares with respect to which its related Option is then exercisable. In the case of an SAR granted in connection with an Incentive Stock Option the following requirements will apply: (a) the SAR will expire not later than the date on which the underlying Incentive Stock Option expires; (b) the value of the payout with respect to the SAR will be no more than one hundred percent (100%) of the difference between the Exercise Price of the underlying Incentive Stock Option and one hundred percent (100%) of the Fair Market Value of the Shares subject to the underlying Incentive Stock Option at the time the SAR is exercised; and (c) the SAR will be exercisable only when the Fair Market Value of the Shares subject to the Incentive Stock Option to which the SAR relates exceeds the Exercise Price of such Incentive Stock Option.

7.3. SAR Award Agreement. Each SAR will be evidenced by the same Award Agreement under which the Option to which the SAR relates is granted. The Award Agreement will, with respect to the SAR, specify the Exercise Price, expiration date of the SAR, the number of SARs, any conditions on the exercise of the SAR, and such other terms and conditions as the Committee, in its sole discretion, determines.

7.4. Expiration of SARs. Each SAR granted under the Plan will expire upon the date the Option to which it relates expires, as provided in Section 6.4.

7.5. Payment of SAR Amount. Upon the exercise of SAR, the Participant will be entitled to receive payment from the Company in an amount determined by multiplying:

(a) The positive difference between the Fair Market Value of a Share on the date of exercise and the Exercise Price; by

(b) The number of Shares with respect to which the SAR is exercised.

At the sole discretion of the Committee, such payment may be in cash, in Shares which have a Fair Market Value equal to the cash payment calculated under this Section 7.5, or in a combination of cash and Shares.

7.6. Termination of SAR. A SAR will terminate at such time as the Option to which such SAR relates terminates as provided in Section 6.7.


SECTION 8

PERFORMANCE SHARES

8.1. Grant of Performance Shares. Subject to the terms and provisions of the Plan, the Committee, at any time and from time to time, may grant Performance Shares to any Employees in such amounts as the Committee, in its sole discretion, determines.

8.1.1 Number of Performance Shares. Subject to the limitations of Section 4, the Committee will have complete discretion in determining the number of Performance Shares granted to each Participant.

8.1.2. Value of Performance Shares. Each Performance Share will have an initial value equal to the Fair Market Value of a Share on the Grant Date.

8.2. Performance Objectives and Other Terms. The Committee will set Performance Goals in its sole discretion which, depending on the extent to which they are met, will determine the number of Performance Shares that will be paid to the Participant. Each Award of Performance Shares will be evidenced by an Award Agreement that specifies the number of Performance Shares, the Performance Period, the Performance Goals and such other terms and conditions as the Committee, in its sole discretion, determines. The Committee may set Performance Goals based upon (a) the achievement of consolidated, divisional, individual Participant or other Performance Goals,
(b) applicable Federal or state securities laws, or (c) any other basis determined by the Committee in its sole discretion.

8.3. Earning of Performance Shares. After the applicable Performance Period has ended, the holder of Performance Shares will be entitled to receive those Performance Shares, earned by the Participant over the Performance Period, to be determined as a function of the extent to which the applicable Performance Goals have been achieved. After the grant of a Performance Share, the Committee, in its sole discretion, may reduce or waive any Performance Goals or related business criteria applicable to such Performance Share.

8.4. Form and Timing of Payment of Performance Shares. Payment of earned Performance Shares will be made as soon as practicable after the end of the applicable Performance Period. The Committee, in its sole discretion, may pay earned Performance Shares in the form of cash, in Shares (which have an aggregate Fair Market Value equal to the value of the earned Performance Shares, as the case may be, determined as of the last day of the applicable Performance Period) or a combination thereof.

8.5. Cancellation of Performance Shares. On the date set forth in the applicable Award Agreement, all Performance Shares which have not been earned or vested will be forfeited and thereafter will be available for the grant of new Awards under the Plan.

8.6. Termination of Service. In the event of a Participant's Termination of Service due to death, Disability or Retirement during a Performance Period, the Participant (or his or her Beneficiary) will receive the Performance Shares which relate to such Performance Period. In the event of a Participant's Termination of Service for any other reason, all Performance Shares will be forfeited and thereafter will be available for the grant of new Awards under the Plan. Distribution of earned Performance Shares may be made at the same time payments are made to Participants who did not incur a Termination of Service during the applicable Performance Period.

SECTION 9

AMENDMENT, TERMINATION, AND DURATION

9.1. Amendment, Suspension or Termination of the Plan. The Board may supplement, amend, alter or discontinue the Plan in its sole discretion at any time and from time to time, but no supplement, amendment, alteration or discontinuation will be made which would impair the rights of a Participant under an Award theretofore granted without the Participant's consent, except that any supplement, amendment, alteration or discontinuation may be made to(a)avoid a material charge or expense to the Company or the Bank, (b) cause the Plan to comply with applicable law, or (c) permit the Company or the Bank to claim a tax deduction under applicable law. In addition, subject to the provisions of this Section 9.1, the Board of Directors, in its sole discretion at any time and from time to time, may supplement, amend, alter or discontinue this Plan without the approval of the Company's shareholders (a) to the extent such approval is not required by applicable law or the terms of a written agreement, and (b) so long as any such amendment or alteration does not increase the number of Shares subject to this Plan (other than pursuant to Section 4.5) or increase the maximum number of Options, SARs or Performance Shares that the Committee may award under the Plan. The Committee may supplement, amend, alter or discontinue the terms of any Award theretofore granted, prospectively or retroactively, on the same conditions and limitations (and exceptions to limitations) as apply to the Board under the foregoing provisions of this Section 9.1, and further subject to any approval or limitations the Board may impose. Notwithstanding any provision of the Plan to the contrary, if any right, Award or Award Agreement under the Plan would cause a transaction of or acquisition by the Company to be ineligible for "pooling of interest" accounting treatment that would, but for such right hereunder, otherwise be eligible for such accounting treatment, the Committee may amend, modify or adjust the right, the Award or the Award Agreement of a Participant (without the prior consent, approval or authorization of the Participant) so that pooling of interest accounting treatment will be available with respect to such transaction or acquisition even if any such amendment, modification or adjustment would be detrimental to or impair the rights of a Participant under the Plan.

9.2. Duration of This Plan and Shareholder Approval. The Plan will become effective on the Effective Date, and subject to Section 9.1 (regarding the Board's right to supplement, amend, alter or discontinue this Plan), will remain in effect thereafter; provided, however, that no Incentive Stock Option will be exercised and no other Award will be exercised or otherwise paid hereunder until this Plan has been approved by the holders of at least a majority of the outstanding Shares at a meeting at which approval of this Plan is considered; and provided further, however, that no Incentive Stock Option may be granted under this Plan after the tenth anniversary of the Effective Date.

SECTION 10

TAX WITHHOLDING

10.1. Withholding Requirements. Prior to the delivery of any Shares or cash pursuant to the payment or exercise of an Award, the Company will have the power and the right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy all Federal, state, and local income and employment taxes required to be withheld with respect to the payment or the exercise of such Award.

10.2. Withholding Arrangements. The Committee, in its sole discretion and pursuant to such procedures as it may specify from time to time, may permit a Participant to satisfy such tax withholding obligation, in whole or in part, by (a) electing to have the Company withhold otherwise deliverable Shares (except in the case of exercises of Incentive Stock Options), or (b) delivering to the Company Shares then owned by the Participant having a Fair Market Value equal to the amount required to be withheld; provided, however, that any shares delivered to the Company must satisfy the ownership requirements specified in Section 6.6(a). The amount of the withholding requirement will be deemed to include any amount that the Committee agrees may be withheld at the time any such election is made, not to exceed, in the case of income tax withholding, the amount determined by using the maximum federal, state or local marginal income tax rates applicable to the Participant with respect to the Award on the date the amount of income tax to be withheld is determined. The Fair Market Value of the Shares to be withheld or delivered will be determined as of the date the taxes are required to be withheld.







SECTION 11

LEGAL CONSTRUCTION

11.1. Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also includes the feminine, the plural includes the singular and the singular includes the plural.

11.2. Severability. In the event any provision of the Plan is held to be illegal or invalid for any reason, the illegality or invalidity will not affect the remaining parts of this Plan, and this Plan will be construed and enforced as if the illegal or invalid provision had never been included herein.

11.3. Requirements of Law. The grant of Awards and the issuance of Shares under this Plan will be subject to all applicable statutes, laws, rules and regulations and to such approvals and requirements as may be required from time to time by any governmental authorities or any securities exchange or market on which the Shares are then listed or traded.

11.4. Governing Law. Except to the extent preempted by the Federal laws of the United States, the Plan and all Award Agreements will be construed in accordance with and governed by the laws of the State of Indiana without giving effect to any choice or conflict of law provisions, principles or rules (whether of the State of Indiana or any other jurisdiction) that would cause the application of any laws of any jurisdiction other than the State of Indiana.

11.5. Headings. The descriptive headings and sections of this Plan are provided herein for convenience of reference only and will not serve as a basis for interpretation or construction of the Plan.

11.6. Mistake of Fact. Any mistake of fact or misstatement of facts will be corrected when it becomes known by a proper adjustment to an Award or Award Agreement.

11.7. Evidence. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

SECTION 12

MISCELLANEOUS

12.1. Deferrals. The Committee, in its sole discretion, may permit a Participant to elect to defer receipt of all or any percentage of the cash or Shares that would otherwise be due to such Participant under an Award so long as (a) such deferral election is made by the Participant in the Award Agreement which provides for the payment of cash or the delivery of Shares, and (b) the Award evidenced by such Award Agreement is based upon services to be rendered by the Participant as an Employee after the Grant Date. The Award Agreement must specify the whole percentage (or dollar amount or Fair Market Value) of the cash or Shares to be deferred and the date or event on or with respect to which and the form in which any amount deferred thereunder will be distributed. In no event will any amount deferred under this Section
12.1 become distributable later than the earlier of the following two (2) events: the date of the Participant's death or the date on which the Participant attains age seventy and one-half (70 1/2). Any such deferral election will be subject to such additional rules and procedures as may be determined by the Committee in its sole discretion.

12.2. No Effect on Employment or Service. Neither the Plan nor the grant of any Awards or the execution of any Award Agreement will confer upon any Participant any right to continued employment by the Company or will interfere with or limit in any way the right of the Company to terminate any Participant's employment or service at any time, with or without Cause. Employment with the Company and the Bank is on an at-will basis only, unless otherwise provided by a written employment or severance agreement, if any, between the Participant and the Company or the Bank. If there is any conflict between the provisions of this Plan and an employment or severance agreement, the provisions of such employment or severance agreement will control, including, but not limited to, the vesting and forfeiture of any Awards.

12.3. No Company Obligation. Unless required by applicable law, the Company, the Bank, the Board of Directors, and the Committee will not have any duty or obligation to affirmatively disclose material information to a record or beneficial holder of Shares or an Award, and such holder will have no right to be advised of any material information regarding the Company or any Affiliate at any time prior to, upon or in connection with the receipt, exercise or distribution of an Award. In addition, the Company, the Bank, the Board of Directors, the Committee and any attorneys, accountants, advisors or agents for any of the foregoing shall not provide any advice, counsel or recommendation to any Participant with respect to, without limitation, any Award, any exercise of an Option, or any tax consequences relating to an Award.

12.4. Participation. No Employee will have the right to be selected to receive an Award under the Plan or, having been selected, to be selected to receive any Award in the future. Participation in the Plan will not give any Participant any right or claim to any benefit hereunder, unless such right or claim has specifically accrued under the terms of the Plan.

12.5. Liability and Indemnification. No member of the Board, the Committee or any officer or Employee of the Company or the Bank will be personally liable for any action, failure to act, decision or determination made in good faith in connection with the Plan. By participating in the Plan, each Participant agrees to release and hold harmless the Company and the Bank (and their respective directors, officers and employees) and the Committee from and against any tax liability, including, but not limited to, interest and penalties, incurred by the Participant in connection with his receipt of Awards under the Plan and the deferral, payment and exercise thereof. Each person who is or has been a member of the Committee, or of the Board, will be indemnified and held harmless by the Company against and from (a) any loss, cost, liability or expense (including, but not limited to, attorneys' fees) that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under the Plan or any Award Agreement, and (b) any and all amounts paid by him or her in settlement thereof, with the Company's prior written approval, or paid by him or her in satisfaction of any judgment in any such claim, action, suit or proceeding against him or her; provided, however, that he or she must give the Company an opportunity, at the Company's expense, to handle and defend such claim, action, suit or proceeding before he or she undertakes to handle and defend the same on his or her own behalf. The foregoing right of indemnification is not exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Articles of Incorporation or By-Laws, by contract, as a matter of law or otherwise, or under any power that the Company may have to indemnify them or hold them harmless.

12.6. Successors. All obligations of the Company under the Plan, with respect to Awards granted hereunder, shall be binding on any successor to the Company, whether or not the existence of such successor is the result of a Change in Control of the Company. The Company will not recommend, facilitate, agree or consent to a transaction or series of transactions which would result in a Change in Control of the Company unless and until the person or persons or entity or entities acquiring control of the Company as a result of such Change in Control agree(s) to be bound by the terms of this Plan insofar as it pertains to Awards theretofore granted and agrees to assume and perform the obligations of the Company and its Successor (as defined in subsection 4.5.2) hereunder.

12.7. Beneficiary Designations. Any Participant may designate, on such forms as may be provided by the Committee for such purpose, a Beneficiary to whom any vested but unpaid Award will be paid in the event of the Participant's death. To be effective, each such designation must revoke all prior designations by the Participant and will be effective only if given in a form and manner acceptable to the Committee. In the absence of any such designation, any vested benefits remaining unpaid at the Participant's death will be paid to the Participant's estate and, subject to the terms of this Plan and of the applicable Award Agreement, any unexercised vested Award may be exercised by the administrator or executor of the Participant's estate.

12.8. Nontransferability of Awards. No Award under the Plan can be sold, transferred, assigned, margined, encumbered, bequeathed, gifted, alienated, hypothecated, pledged or otherwise disposed of, whether by operation of law, whether voluntarily or involuntarily or otherwise, other than by will or by the laws of descent and distribution. In addition, no Award can be subject to execution, attachment or similar process. Any attempted or purported transfer of an Award in contravention of the Plan or an Award Agreement will be null and void ab initio and of no force or effect whatsoever. All rights with respect to an Award granted to a Participant will be exercisable during his or her lifetime only by the Participant.

12.9. No Rights as Shareholder. No Participant (or any Beneficiary) will have any of the rights or privileges of a shareholder of the Company with respect to any Shares issuable pursuant to an Award (or the exercise thereof), unless and until certificates representing such Shares are recorded on the Company's official shareholder records (or the records of its transfer agents or registrars) as having been issued and transferred to the Participant (or his or her Beneficiary).

12.10. Funding. Benefits payable under the Plan to any person will be paid by the Company from its general assets. Shares to be distributed hereunder will be issued directly by the Company from its authorized but unissued Shares or acquired by the Company on the open market, or a combination thereof. Neither the Company nor the Bank will be required to segregate on their books or otherwise establish any funding procedure for any amount to be used for the payment of benefits under the Plan. The Company and/or the Bank may, however, in their sole discretion, set funds aside in investments to meet any anticipated obligations under the Plan. Any such action or set-aside will not be deemed to create a trust of any kind between the Company or the Bank and any Participant or other person entitled to benefits under the Plan or to constitute the funding of any Plan benefits. Consequently, any person entitled to a payment under the Plan will have no rights greater than the rights of any other unsecured general creditor of the Company or the Bank.

12.11. Use of Proceeds. The proceeds received by the Company from the sale of Shares pursuant to this Plan will be used for general corporate purposes.




Dated:_______________________________
By:_______________________________
Ronald G. Seals, President

ATTEST:


By:_________________________________

Title:_______________________________
































AMENDED AND RESTATED 1997 DIRECTORS' STOCK COMPENSATION PLAN
OF SVB&T CORPORATION


1. Purpose. The 1997 Directors' Stock Compensation Plan of SVB&T Corporation (the "Plan") is designed to promote the interests of SVB&T Corporation (the "Company") and its Subsidiaries by increasing the proprietary interest in the Company of the members of the Boards of Directors of the Company and its Subsidiaries by enabling members of the Board of Directors to elect to receive common voting stock of the Company which is equivalent in value to, but in lieu of, Board Fees. The Plan is designed to be administered in conjunction with the 1997 Directors' Stock Option Plan of SVB&T Corporation (the "Option Plan"). The Option Plan provides for the granting of nonqualified stock options to Directors. The number of shares subject to options granted under the Option Plan is fifty percent (50%) of the number of shares received by Directors pursuant to their elections under the Plan.

2. Effective Date and Duration. The Effective Date of the Plan is January 1 , 1997.Elections to receive shares of the Company's stock may be made under the Plan for a period of five (5) years commencing January 1, 1997; however, no shares will be distributed hereunder until the Plan has been approved by a majority of the shares of the Company represented at the shareholders' meeting at which approval of the Plan is considered. No shares shall be distributed hereunder with respect to years commencing after December 31, 2001. Upon that date, the Plan shall expire except as to shares to be distributed pursuant to elections made with respect to calendar years ended on and before December 31, 2001.

3. Administration. The Plan is intended to be self-governing. Other than the determination of the Fair Market Value of Company stock by the Committee on an annual basis, the Plan requires no discretionary action by any administrative body with regard to any transaction hereunder. To the extent, if any, that any questions of interpretation arise, such questions shall be resolved by the Committee. The Committee, from time to time, may adopt any rule or procedure it deems necessary or desirable for the proper and efficient administration of the Plan, provided it is consistent with the terms of the Plan. The decision of a majority of the Committee members shall constitute the decision of the Committee. The Committee's determinations and interpretations with respect to the Plan shall be final and binding on all parties. Any notice or document required to be given to or filed with the Company or the Committee will be properly given or filed if delivered or mailed by certified mail, postage prepaid, to the Committee at 1500 Main Street, P. O. Box 830, Jasper, Indiana 47547-0830.

4. Definitions. For purposes of the Plan, unless a different meaning is clearly required by the context, the following terms shall have the following meanings:

(a) "Board Fees" means the fees payable to a member of the Board of Directors for attending meetings thereof; such term shall exclude fees for attending meetings of committees of the Board of Directors.

(b) "Board of Directors" means the Board of Directors of the Company or any Subsidiary.


(c) "Change in Control of the Company" means (i) any merger, consolidation or similar transaction which involves the Company and in which persons who are the shareholders of the Company immediately prior to such transaction own, immediately after such transaction, shares of the surviving or combined entity which possess voting rights equal to or less than fifty percent (50%) of the voting rights of all shareholders of such entity, determined on a fully diluted basis; (ii) any sale, lease, exchange, transfer or other disposition of all or any substantial part of the consolidated assets of the Company; (iii) any tender, exchange, sale or other disposition (other than disposition of the stock of the Company or any Subsidiary in connection with bankruptcy, insolvency, foreclosure, receivership or other similar transactions) or purchases (other than purchases by the Company or any Company sponsored employee benefit Plan, or purchases by members of the Board of Directors) of shares which represent more than twenty-five percent (25%) of the voting power of the Company or any Subsidiary; (iv) during any period of two (2) consecutive years, individuals who at the date of the adoption of the Plan constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director at the beginning of such period has been approved by Directors representing at least a majority of the Directors then in office who were Directors on the date of the adoption of the Plan; (v) a majority of the Board of Directors recommends the acceptance of or accepts any agreement, contract, offer or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above.

(d) "Committee" means the Compensation Committee of the Board of Directors.

(e) "Company" means SVB&T Corporation.

(f) "Director" or "Directors" means any individual who is actively serving as a member of the Board of Directors.

(g) "Effective Date" means January 1, 1997.

(h) "Fair Market Value" means the per share value as determined in good faith by the Committee based upon such factors as the Committee shall determine to be relevant.

(i)"Plan" means the stock compensation plan embodied herein, as amended from time to time, known as the 1997 Directors' Stock Compensation Plan of SVB&T Corporation.

(j) "Subsidiary" or "Subsidiaries" means a corporation, a majority of the outstanding voting stock of which is owned or controlled, directly or indirectly, by the Company or by one or more other Subsidiaries of the Company. For the purposes of this definition, "voting stock" means stock which has voting power for the election of directors, unless a senior class of stock has such voting power by reason of any contingency.

5. Eligibility. Each member of the Board of Directors shall be eligible to participate in the Plan while he is actively serving as a member thereof. A Director shall cease to be eligible to participate on the date he ceases to be a Director for any reason.

6. Shares Covered by the Plan. The stock to be subject to Directors' elections under the Plan shall be shares of authorized common voting stock of the Company and may be unissued shares or reacquired shares (including shares purchased in the open market), or a combination thereof, as the Committee may from time to time determine. Provided, however, subject to the provisions of Section 7, the maximum number of shares to be distributed under the Plan shall not exceed sixteen thousand (16,000) shares.

7. Adjustments.

Substitution of Stock and Assumption of Plan. In the event of any change in the common voting stock of the Company through stock dividends, split-ups, recapitalizations, reclassifications, or otherwise, or in the event that other stock shall be substituted for the present common voting stock of the Company as the result of any merger, consolidation, reorganization or similar transaction which constitutes a Change in Control of the Company, then the Committee may make appropriate adjustments or substitutions in the aggregate number, price and kind of shares available under the Plan and in the number, price and kind of shares covered under any elections made under the Plan. The Committee's determination in this respect shall be final and conclusive. Provided, however, the Company shall not, and shall not permit its Subsidiaries to, recommend, facilitate, agree or consent to a transaction or series of transactions which would result in a Change of Control of the Company unless and until the person or persons or entity or entities acquiring or succeeding to the assets and/or capital stock of the Company or any of its Subsidiaries as a result of such transaction or transactions agrees to be bound by the terms of the Plan insofar as it pertains to elections theretofore made but with respect to stock of the Company which has yet to be distributed and agrees to assume and perform the obligations of the Company with respect thereto.

(b) Conversion of Stock. In the event of a Change in Control of the Company pursuant to which another person or entity acquires control of the Company such other person or entity being the "Successor"), the kind of shares of common voting stock which shall be subject to the Plan and to each election made thereunder, shall automatically, by virtue of such Change in Control of the Company, be converted into and replaced by shares of common voting stock, or such other class of securities having rights and preferences no less favorable than common voting stock of the Successor, and the number of shares subject to the election and the Fair Market Value of the shares subject to the election shall be correspondingly adjusted, so that, by virtue of such Change in Control of the Company, each Director shall have the right to receive (i) that number of shares of common voting stock of the Successor which have a Fair Market Value equal to the Fair Market Value of the shares of common voting stock of the Company, as of the date of such Change in Control of the Company, theretofore subject to his election; and (ii) for a price per share which, when multiplied by the number of shares of common voting stock of the Successor subject to the election, shall equal the aggregate purchase price at which the Director would have received all of the shares of the common voting stock of the Company previously elected to be received.

8. Plan Benefits. Each Director may elect, pursuant to Section 10, on an annual basis, to receive shares of common voting stock of the Company, in lieu of up to one hundred percent (100%) of the Directors' Board Fees for each calendar year during the term of the Plan and during which the Director is actively serving as a Director. In the event a Director serves as a Drector for less than a full calendar year, the number of shares the Director shall be entitled to receive hereunder shall be based on a fraction, the numerator of which is the number of days in the calendar year during which the Participant serves as a Director and the denominator of which is three hundred sixty (360). Distribution of shares shall be made effective as of the first day of the calendar year immediately following the calendar year to which the Director's election relates. Distribution of such shares shall be made on, or as soon as practicable following, the date on which the Committee determines the Fair Market Value of the Company's common voting stock to be distributed.

9. Number of Shares to be Distributed. The number of shares of the Company's common voting stock to be distributed to a Director hereunder will be determined by dividing the portion of the Directors' Board Fees for the calendar year, subject to the election described in Section 10, by the Fair
 Market Value of one share of the Company's stock, determined as of the last day of such calendar year. Any fraction of a share shall be disregarded, and the equivalent amount in Board Fees shall be paid in cash.

10. Elections. An election pursuant to Section 8 must be made in writing and be delivered to the President of the Company not less than ten (10) days prior to the first day of the calendar year with respect to which the election is to be effective. Such election shall be effective as of the first day of such calendar year and shall remain in effect until amended or terminated by the Participant in accordance with the provisions of this
Section 10. In the event a Director does not make an election when he initially becomes eligible, or in the event he determines to recommence participation in the Plan after having terminated a previous election, he may subsequently elect to receive shares of the Company common voting stock in lieu of Board Fees by giving written notice to the President of the Company not less than ten (10) days prior to the first day of the calendar year with respect to which the election is to be effective. A Director may elect to increase or decrease the percentage of his Board Fees which were the subject of a previous election or to terminate a previous election by giving written notice to the President of the Company not less than ten (10) days prior to the first day of the calendar year immediately following the calendar year in which such election is made. Such election shall be effective as of such first day of such following calendar year.

Notwithstanding any other provision of the Plan, all elections made by a Director hereunder shall be made on such forms as shall be prescribed by the Committee. Provided, further, any increase, decrease, termination or recommencement of elections under the Plan shall apply solely to Board Fees which are attributable to services rendered after the effective date of such increase, decrease, termination or recommencement.

11. Amendment and Termination. The Board of Directors or the Committee may, at any time, without the approval of the stockholders of the Company (except as otherwise required by applicable law, rule or regulations), alter, amend, modify, suspend or discontinue the Plan but may not, without the consent of a Director who has made an election under the Plan with respect to a particular calendar year, make any alteration which would adversely affect the rights of the Director to receive shares of the Company's stock pursuant to his election through the date on which such alteration, amendment, modification, suspension or discontinuance would be effective, or without the approval of the stockholders of the Company make any alteration which would: (a) increase the aggregate number of shares subject to the Plan, except as provided in
Section 7; (b) withdraw administration of the Plan from the Committee or the Board of Directors; (c) extend the term of the Plan; or (d) change the class of individuals eligible to make elections under the Plan.

12. Liability. No member of the Board of Directors or the Committee or any officer or employee of the Company or its Subsidiaries shall be personally liable for any action, omission or determination made in good faith in connection with the Plan. Each Director, in his election form, shall agree to release and hold harmless the Company, the Board of Directors, the Committee and all officers and employees of the Company and its Subsidiaries from and against any tax liability, including without limitation interest and penalties, incurred by the Director in connection with his participation in the Plan


13. Tax Liability. Each Director shall be solely responsible for paying all required federal, state, city and local taxes applicable to the receipt of all amounts payable under the Plan.

14. Evidence. Directors must furnish to the Committee such documents, evidence, data or other information as the Committee considers necessary or desirable for the purpose of administering the Plan. The benefits under the Plan for each Director are to be provided on the condition that he furnish full, true and complete data, evidence or other information, and that he will promptly sign any document reasonably related to the administration of the Plan requested by the Committee. Neither the Plan nor any election made thereunder will constitute a contract or other agreement between the Company and the Director that gives the Director the right to be retained as a member of the Board of Directors, nor will participation in the Plan give any Director any right or claim to any benefit under the Plan, unless such right or claim has specifically accrued under the terms of the Plan. Evidence required of anyone under the Plan may be by certificate, affidavit, document or other information which the person relying thereon considers pertinent and reliable, and signed, made or presented by the proper party or parties.

15. Action by Company. Any action required or permitted to be taken by the Company under the Plan shall be by resolution of the Board of Directors or by person or persons authorized by resolution of the Board of Directors.

16. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine gender, the plural shall include the singular and the singular shall include the plural.

17. Controlling Laws. Except to the extent superseded by laws of the United States, the laws of Indiana shall be controlling in all matters relating to the Plan.

18. Mistake of Fact. Any mistake of fact or misstatement of fact shall be corrected when it becomes known, and proper adjustment made by reason thereof.

19. Severability. In the event any provision of the Plan shall be held to be illegal or invalid for any reason, such illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and endorsed as if such illegal or invalid provisions had never been contained in the Plan.

20. Effect of Headings. The descriptive headings of the sections of this Plan are inserted for convenience of reference and identification only and do not constitute a part of this Plan for purposes of interpretation.

21. Nontransferability. No election made hereunder shall be transferable, except by the Director's will or the laws of decedent and distribution. During a Director's lifetime, his ability to make any election under the Plan can only be made by him. In the event of a Director's death after making an election under the Plan but prior to the date on which the shares of stock subject to the election would otherwise be distributed, such shares shall be distributed to the personal representative of the Director's estate. The election and any rights and privileges pertaining thereto shall not be transferred, assigned, pledged or hypothecated by him in any way, whether by operation of law or otherwise and shall not be subject to execution, attachment or similar process.

22. Investment Representations. Unless the shares subject to an election are registered under the Securities Exchange Act of 1933, each Director, in his election form, shall agree for himself and his legal representatives that any and all shares of common voting stock acquired as a result of the making of an election shall be acquired for investment and not with a view to, or for sale in connection with, any distribution of those shares. Any certificate for share(s) issued pursuant to an election subject to this investment representation shall bear a legend evidencing this restriction.

SVB&T CORPORATION



DATED:
By:
Ronald G. Seals, President

















































                                                                 Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SVB&T Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald G. Seals, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




Ronald G. Seals
Chief Executive Officer

November 15, 2002


The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350 and not for any other purpose, and is subject to the knowledge standard contained in 18 U.S.C. 1350.








Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of SVB&T Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Rees, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




David Rees
Chief Financial Officer

November 15, 2002


The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350 and not for any other purpose, and is subject to the knowledge standard contained in 18 U.S.C. 1350.