Form 10-K
period 2002-12-31
SVB&T CORP /NEW
filed 2003-03-28
CIK 806853

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
    Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
                                  Act of 1934
                  For the Fiscal year ended December 31, 2002
                        Commission File Number 33-10149

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of the voting stock held by nonaffiliated shareholders of the registrant computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of March 15, 2003 was approximately $15,398,800.

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 2003 was 600,220.

Portions of the 2002 Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Part II.


SVB&T Corporation 2002 Annual Report on Form 10-K
Table of Contents




Part I

Item   1.   Business                                                        3
Item   2.   Property                                                       10
Item   3.   Legal Proceedings                                              10
Item   4.   Submission of Matters to a Vote of Security Holders            10


Part II

Item   5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                        10
Item   6.   Selected Financial Data                                        11
Item   7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     12
Item   8.   Financial Statement and Supplementary Data                     23
Item   9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      23

Part III

Item  10.   Directors and Executive Officers of the Registrant             23
Item  11.   Security Ownership of Certain Beneficial Owners and Management 28
Item  12.   Executive Compensation                                         28
Item  14    Controls and Procedures                                        33

Part IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on
             Form 8-K                                                      33
Signatures                                                                 33
Index to Exhibits                                                          36













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

(VI) acting as an agent for, property and casualty insurance, and health insurance; and owning an interest in a Reinsurance Company
           For credit insurance products

   (VII)   acting as a broker for residential and commercial real estate.

(VII) providing financial Services and access to products to meet the clients needs.

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


The Bank serves as the local depository, and provides trust services for Kimball International, Inc. ("Kimball") an interest of a majority of the Board of Directors of the Company. The deposits of Kimball represent approximately 3% of the deposits of the bank. In addition, the Bank has loans outstanding with individuals who are employees of Kimball representing in excess of 7% of the Bank's total loans. Accordingly, the cash flow of Kimball can have a significant impact on the deposit and loan functions and earnings of the Bank.

At December 31, 2002, the company had total assets of $242 million, total deposits of $181 million, and total equity capital of $19 million.

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

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets. The Bank is prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same as, or at least as favorable to such institution or its subsidiaries as, those prevailing at the time for comparable transactions with nonaffiliated companies.

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

At December 31, 2002, the company had total assets of $242 million, total Deposits of $181 million, and total equity capital of $19 million.

The following are the Company's regulatory capital ratios as of December 31, 2002:

                          Tier 1 Capital:     10.40%
                          Total Capital:      11.60%
                          Leverage Ratio:      7.50%

The following are the Bank's regulatory capital ratios as of December 31, 2002:

                          Tier 1 Capital:     11.70%
                          Total Capital:      13.00%
                          Leverage Ratio:      8.40%


The Bank is also subject to the FDIC's "prompt corrective action" regulations, which implement a capital-based regulatory scheme designed to promote early intervention for troubled banks. This framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." As of December 31, 2002, the Bank was qualified as "well capitalized." It should be noted that a bank's capital category is determined solely for the purpose of applying the FDIC's "prompt corrective action" regulations and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Bank holding companies controlling financial institutions can be required to boost the institutions' capital and to partially guarantee the institutions' performance.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the

     Truth-In-Lending Act, governing disclosures of credit terms to consumer Borrowers

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


     Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies

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

Sarbanes-Oxley Act of 2002

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate and accounting scandals that have occurred during the past year.

The Sarbanes-Oxley Act's principal legislation includes:

     the creation of an independent accounting oversight board;

     auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

     additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

     the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

     requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

     requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

     expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

     a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

     disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     mandatory disclosure by analysts of potential conflicts of interest;
     and

     a range of enhanced penalties for fraud and other violations.


Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

USA Patriot Act

USA Patriot Act. On October 26, 2001, President George W. Bush signed the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"). The
USA Patriot Act is intended to strengthen the ability of U. S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions is significant and wide-ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, suspicious activities and currency transaction reporting; and currency crimes.


Item 2. Property

The Bank properties consist of the home office, located at 505 South Maple Street in French Lick, Indiana, and branch offices located at Broadway Avenue in West Baden Springs; 1500 Main Street in Jasper, Indiana; 865 3rd Avenue in Jasper, Indiana; and 614 E Water Street in Borden, Indiana; and a leased office at 241 US 231 South in Jasper, as well as eleven automated teller machines, six in Jasper, one in West Baden, one in French Lick, one in Borden, one in Salem and one in Huntingburg. All cities are located in Indiana. The Company has no separate offices.

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

    Year     Quarter  High/Per Share   Low/Per Share
    2002        1         $40.00           $31.00
                2         $38.50           $38.50
                3         $38.50           $38.50
                4         $38.50           $38.50

    2001        1         $39.00           $39.00
                2         N/A              N/A
                3         $30.00           $30.00
                4         $30.00           $30.00

The company has 344 shareholders on record as of March 20, 2003.

The following table sets forth the cash dividends of the company for the two most recent fiscal years:
                               Cash Dividends Per Share
                           1st      2nd     3rd      4th
        Year             Quarter  Quarter  Quarter  Quarter
        2002              $.18     $.18     $.18     $.18
        2001              $.18     $.18     $.18     $.18

The holders of the Company's Common Stock are entitled to cash dividends when, and if declared by its Board of Directors out of funds legally available therefor. The Company intends to pay a reasonable dividend, while maintaining capital adequacy. Funds for the payment of cash dividends by the Company are obtained primarily from dividends paid to it by the Bank. The Bank is restricted by Indiana law and regulations of the Department of Financial Institutions, State of Indiana, and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay without prior approval. At December 31, 2002 approximately $770,000 of the Bank's retained earnings were available for dividend payments to the Corporation. There is no assurance as to future dividends since they are dependent upon earnings, general economic conditions, financial condition, capital requirements, regulatory limitations, and other factors as may be appropriate in determining dividend policy.
PART II
Item 6.  Selected Financial Data
                              (dollars in thousands except per share data)
Summary of Operations            2002     2001      2000      1999     1998
Interest and Fees on Loans  $  14,014  $ 17,176 $ 16,933  $ 13,341  $  12,480
Interest on Investments         1,482     1,416    1,778     1,666      2,055
  Total Interest Income        15,496    18,592   18,711    15,007     14,535
Interest on Deposits            5,742     8,056    8,135     6,781      7,161
Interest on Short-term
 Borrowing                          1        10      148         8         43
Interest on Long-term Debt      2,279     1,832    1,766       540         12
  Total Interest Expense        8,022     9,899   10,049     7,329      7,216
Net Interest Income             7,474     8,694    8,662     7,678      7,319
Provision for Loan Losses         959     1,120      300       850        580
Net Interest Income after
 Provision for Loan Loss        6,515     7,574    8,362     6,828      6,739


 Service Charges on Deposit
 Accounts                         711       579      534       533        615
Other Income                    1,494     1,209    1,209     1,172      1,260
 Total Other Income             2,205     1,789    1,743     1,705      1,875
Salaries and Benefits           4,270     4,179    3,870     3,614      3,381
Other Expenses                  3,056     2,979    3,108     2,811      2,361
  Total Other Expenses          7,326     7,158    6,978     6,452      5,742
Income Before Income Tax        1,394     2,205    3,127     2,108      2,872
Income Tax Expense                275       608    1,088       703      1,043
Net Income                      1,119     1,597    2,039     1,405      1,829
Year-end Balances
Total Assets                  242,183   240,450  247,227   217,394    182,741
Total Loans, Net              183,361   203,707  203,001   173,492    142,563
Total Long-term Debt           40,042    29,100   31,100     9,100      1,000
Total Deposits                181,320  181,740  186,360   181,276    159,331

Total Shareholders' Equity     18,768    23,653   22,469    20,369     20,333
Per Share Data
Net Income                       1.86      2.14     2.74      1.88       2.45
Cash Dividends                    .72       .72      .72       .69        .60

Shareholders' Equity,
 End of Year                    31.33     31.77    30.16     27.30      27.18
Other Data at Year-end
Number of Employees               113       113      111       106        104
Weighted Average Number
 of Shares                    601,179   746,372  745,017   745,994    745,806

Return on Assets                  .49%      .65%     .86%      .70%       .98%
 Return on Shareholders' Equity  6.35%      7.11%   10.01%     6.90%     9.66%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE-YEAR AVERAGE BALANCE SHEET AND NET INTEREST ANALYSIS (Taxable equivalent basis, dollars in thousands)
                            2002                2001                 2000
                       Avg. Int.  Yield/  Avg. Int.  Yield/  Avg. Int.  Yield/
ASSETS                 Bal. & Fees Rate   Bal. & Fees Rate   Bal. & Fees Rate
Earning Assets:
 Interest-bearing
  deposits in other
  banks              2,381     23 0.97%    441    12  2.72%     69     3 4.35%
 Federal funds sold  5,256     90 1.71%  2,623    91  3.47%  1,309    73 5.58%
Investment securities:
 U.S. Treasury and
  Gov't Agencies &
  mortgage backed   8,896    393 4.42%  6,474   385 5.95% 14,828    927 6.25%
 States and political
  subdivisions     14,959  1,105 7.39% 14,557  1,094 7.52% 11,321    849 7.50%
 Other securities   2,018    120 5.95%  2,577    188 7.30%  2,445    194 7.93%


TOTAL INVESTMENT
 SECURITIES        25,873  1,618 6.25% 23,608  1,667 7.06% 28,594  1,970 6.89%
 Loans: (1) (2)
 Commercial        59,302  3,668 6.19% 63,043  4,989 7.91% 53,966  5,004 9.27%
 Installment, net of
  unearned income  44,868  3,710 8.27% 47,165  4,251 9.01% 48,437  4,612 9.52%
 Real Estate       94,110  6,534 6.94% 97,658  7,831 8.02% 87,707  7,182 8.19%
 Credit Card
  and Other           733    10213.92%    811    10613.07%  1,059   135 12.75%
TOTAL LOANS       199,013 14,014 7.04%208,677 17,177 8.23%191,169 16,933 8.86%
 TOTAL EARNING
  ASSETS          232,523 15,745 6.77%235,349 18,947 8.05%221,141 18,979 8.58%
 Less: Allowance
  for Losses       (2,138)             (1,751)             (1,671)
Non-Earning Assets:
 Cash and due
  from banks        4,648               4,807               4,806
  Other Assets     12,970               7,426               7,470
TOTAL ASSETS      248,003             245,831             231,746
LIABILITIES & SHAREHOLDERS EQUITY
Interest-bearing liabilities
 Savings and daily interest
  checking         44,362   771  1.74% 39,123    888  2.27% 40,167  959  2.39%
 Money market
  accounts         34,591   520  1.50% 40,639  1,482 3.65% 37,194 2,078  5.59%
Certificates of
  deposit $100,000
  and over         24,779 1,091  4.40% 23,274  1,360  5.84% 31,498 1,859 5.90%
Other time deposits71,343 3,360  4.71% 74,327  4,326  5.82% 55,621 3,239 5.82%
TOTAL INTEREST-
 BEARING DEPOSITS 175,075 5,742  3.28%177,363  8,056  4.54%164,480 8,135 4.95%
Borrowing          40,095 2,280  5.69% 29,818  1,842  6.18% 30,815 1,914 6.21%

TOTAL INTEREST-BEARING
  LIABILITIES     215,170 8,022  3.73%207,181  9,898  4.78%195,29510,049 5.15%
 Non-interest bearing
 liabilities:
 Demand deposits   11,748              13,262               13,362
 Other liabilities  2,068               2,327                1,670
 Shareholder's
  equity           19,017              23,061               21,419

TOTAL LIABILITIES
 AND SHAREHOLDERS
 EQUITY           248,003             245,831              231,746
 INTEREST MARGIN RECAP:
Interest income/
 earning assets          15,745  6.77%        18,947  8.05%       18,979 8.58%
Interest expense/
 earning assets           8,022  3.45%         9,898  4.21%       10,049 4.54%
 New yield on interest
   earning assets         7,723  3.32%         9,049  3.84%        8,930 4.04%


(1) Includes principal balances of nonaccural loans. Interest income relating to nonaccrual loans is not included.
 (2) The amount of loan fees is not material in any of the years presented.

Introduction

SVB&T Corporation is a registered bank holding company under the Bank Holding Company Act. The Corporation's principal office is located in French Lick, Indiana. The Corporation's sole subsidiary is Springs Valley Bank and Trust Company, which operate offices in French Lick and West Baden, in Orange County, three offices in Jasper, located in Dubois County, and one office in Borden, Indiana located in Clark County. The subsidiary offers a wide range of banking, financial, insurance and realty services to individuals and businesses in Orange, Dubois, Clark and surrounding counties in Southern Indiana. The following managements' discussion and analysis provides information concerning SVB&T Corporation's financial condition and results of operation. This discussion and analysis should be read in conjunction with the holding company's financial statements and related footnotes which are presented in this document.

Results of Operation

Net Income

Net income for 2002 was $1,119,000.

The table below is a comparison of the net income for the years 2000 thru 2002. This table also displays the percentage and dollar amount changes which occurred during the last three years.
                               Increase/         %Increase/
                             Decrease from     Decrease from
  Year          Net Income     Prior Year        Prior Year
  2002          $1,119,000     $(478,000)         (29.93%)
  2001           1,597,000      (442,000)         (21.68%)
  2000           2,039,000       635,000           45.23%

SVB&T Corporation's net income has decreased during the last year. The main contributing factors to this decrease is a decrease in interest and fee income on loans.

Total net income before tax for 2002 decreased $811,000 which results in a 36.78% decrease.

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

In 2002, tax equivalent net interest income of $7,723,000 decreased by $1,326,000, which resulted in a 14.65% decrease. The decrease in net interest income is due to the decrease in loan volume and the large volume of non-accrual loans. The net interest income from 2001 was $9,048,000 which was an increase or $119,000 over the 2000 net interest income of 8,930,000.

CHANGES IN NET INTEREST INCOME   (Table 1) (Tax equivalent basis, dollars in
thousands)
                                                       Change from Prior Year
                           2002      2001      2000       2002      2001
Interest income on:
  Loans                 14,014    17,177     16,933     -18.41%     1.44%
  Investment securities  1,618     1,667      1,970     - 2.94%   -15.38%
  Federal funds sold        90        91         73      -1.10%    24.66%
  Due from FHLB             23        12          3      91.67%   300.00%
Total interest income   15,745    18,947     18,979     -16.90%    -0.17 %

Interest expense on:
  Savings and daily
   interest checking       771       888        959      -13.18%    -7.40%
  Money market deposits    520     1,482      2,078      -64.91%   -28.68%
  Certificates of
   deposit of $100,000
   & over                1,091     1,360      1,859      -19.78%   -26.84%
  Other time deposits    3,360     4,326      3,239      -22.33%    33.56%
  All other borrowing    2,280     1,842      1,914       23.78%    -3.76%
 Total interest expense  8,022     9,898     10,049      -18.95%    -1.50%
Net interest income      7,723     9,049      8,930      -14.65%     1.33%
Net interest margin       3.32%     3.84%      4.04%

RATE VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME (Table 2) (Taxable equivalent basis, dollars in thousands)
                                      2002 vs 2001           2001 vs 2000
                                 Dollar  Attributed to    Dollar Attributed to
                                Change  Volume   Rate    Change   Volume   Rate
Interest income on:
  Loans                         (3,163) (739)  (2,424)      244  1,496 (1,252)
 Investment securities             (49)  151    (200)      (303)  (348)    45
  Federal funds sold                (1)   68     (69)        18     59    (41)
  Due from FHLB                     11    36     (25)         9     13    (4)
   Total interest income        (3,202) (484)  (2,718)      (32) 1,220 (1,252)

Interest expense on:
  Savings and daily interest
   checking                       (117)  105    (222)      (71)     (24)  (47)
   Money market deposits          (962) (156)   (806)     (596)     159  (755)
   Certificates of deposit of
    $100,000 and over            (269)    77    (346)     (499)    (483)  (16)
 Other time deposits             (966)  (157)   (809)    1,087    1,089    (2)
All other borrowing               438    610    (172)      (72)     (62)  (10)
    Total interest expense     (1,876)   479  (2,355)     (151)      679 (830)
 Net interest income           (1,326)  (963)   (363)      119       541 (422)


The variance not due solely to rate or volume is allocated equally between the rate and volume variances.

Provision for Loan Losses

The provision for loan losses was $959,000 in 2002; $1,120,000 in 2001; and $300,000 in 2000. As of December 31, 2002, the provision was 1.17% of loans outstanding. Management's analysis is that the provision is adequate to fund anticipated future losses. Management has taken a conservative approach to future participation lending. Several participation loans have not performed as expected. The level of the provision takes into account management's analysis of the exposure in these loans.

Other Income
Total other income for 2002 was $2,205,000, which is a $416,000, 23.25% increase over 2001's total other income of $1,789,000.

The two primary sources of other income were trust income and service charges income. Trust income accounts for 22.36% of total other income, however, it has decreased 9.21% from 2001. This decrease is due to the termination of SVB&T's trustee services to Kimball International, Inc. for their retirement account.

Service charge income is up 33.68%, from 2001. This is due largely to a A new overdraft protection program implemented.

In addition to the above referenced line items - net gain on sales of loans was a major contributor to other income. This is a result of selling in house fixed rate loans and resulted in $310,000 income which is 14.06% of other income.

Insurance income, other operating income and realized security gains (losses) make up the remainder of total other income category. As a total the accounts resulted in $628,000 of income for 2002.

Other Expenses

Total other expenses for 2002 were $7,326,000. This is a $168,000, 2.35% increase over the 2001 total of $7,158,000.

Salaries and employee benefits are the two largest expense categories. Salaries and employee benefits expense for 2002 were 4,270,000. This is an increase of $91,000 over 2001, which results in an 2.18% increase. The bank has a self-insured medical plan which covers an insurance override to protect the bank against major increases and claims. The banks contribution's to the plan increased by $135,000.

There was an increase in legal expenses and Other Real Estate expenses. The Legal expenses increased due to an increase in loan collections. Other Real Estate expense increased due to several properties being adjusted to FMV.

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

Differences between the effective tax rate on SVB&T Corporation's income before income tax (as reported in the consolidated statement income) and the federal statutory rate of 34% result from tax exempt interest and state income taxes. Note 12 in the consolidated financial statements contains additional information about the corporation's income taxes.

Income tax expense for 2002 was $275,000 compared to $608,000 in 2001 and $1,088,000 in 2000. The effective tax rate was 19.73% in 2002 compared to 27.57% in 2001 and 24.80% in 2000. The effective tax rate has decreased in 2002 and 2001 because tax-free income, while comparable in amount for these two years, had a greater percentage effect because of lower taxable income from other sources.

Financial Condition

As of December 31, 2002 total assets increased to $242,183,000 .72% increase from December 31, 2001 total of $240,450,000.

Total deposits decreased to $181,320,000 at December 31, 2002 from $181,740,000 at December 31, 2001 a decrease of $420,000 or .23%.

Net loans at year-end 2002 were $183,361,000 down $20,346 or 9.99% from the 2001 year-end total of $203,707,000.

Total investment securities available for sale at year-end 2002 were $27,912,000 and at year-end 2001 were $20,072,000. Investment securities have been stated at market value since 1993, when the Bank adopted the FASB No. 115 accounting and classified all securities as available for sale.

Uses of Funds

Money Market Investments

Money market investments (federal funds sold and certificates of deposits with other banks) are used by the Corporation to meet lending and liquidity requirements. At December 31, 2002, money market investments were $4,607,000 and were zero on December 31, 2001.
Investment Securities

The investment security portfolio is used as a means of investing funds over and above those needed for lending and liquidity requirements. Investment securities are purchased with the intent and ability to hold until maturity. However, all securities are categorized as available for sale. Increases or decreases in the market value of securities are charged directly to stockholder equity.

The following table presents an analysis of the investment securities portfolio for 2002, 2001 and 2000.

Investment Securities Available for Sale
       (Dollars in thousands)                   December 31
Investment securities available for sale:      2002      2001      2000
   U.S. Treasury                                  0         0         0
   U.S. Government agencies and corp.        10,852     4,006    15,052
 Mortgage-backed pass-through securities         58        66        73
Collateralized mortgage obligations:
      Agency                                      0         0         0
   Corporate                                      0         0         0
State and Political subdivisions             16,097    15,083    12,619
Other Securities                                  0       714       873
   Net unrealized gain (loss)                   905       204      (25)
      Total Carrying Value                   27,912    20,072    28,592
Maturities and Average Yields of Investment Securities
Available for Sale at December 31, 2002 and 2001
                                           2002                  2001
                                              Estimated              Estimated
                                 Amortized      Market     Amortized    Market
                                    Cost        Value        Cost       Value
Securities Available for Sale
Due in 1 yr  or less                  6,546      6,636       2,620      2,666
Due after 1 yr but with in 5 yrs      8,975      9,272       4,149      4,276
Due after 5 yrs but within 10 yrs     7,180      7,558       7,419      7,523
Due after 10 yrs                      4,249      4,381       5,614      5,535
Total Securities                     26,950     27,847      19,802     20,000
Mortgage backed securities              58         65           66         72
Total                                27,008     27,912      19,868     20,072

Loans

Loans outstanding at December 31, 2002 were $185,662,000. This is a decrease of $20,267,000 or 9.8% from December 31, 2001.

Real estate loans continue to be the largest component of the portfolio at $94,595,000. This is a decrease of 9.8% from December 31, 2001.

Commercial and industrial loans were $49,977,000 at December 31, 2001. This is a $3,874,000 increase from December 31, 2001. This growth continues to be in the loan participations purchased category.

The bank continues to use loan participations purchased as a means of providing loan balances when the bank's local markets do not provide sufficient volume. On December 31, 2002, the bank had $44,627,000 outstanding in participation loans purchased. This is a decrease of 8.2% from December 31, 2001. Management has elected to use conservative underwriting practices in acquiring new participation loans. As current loans are paid down or off, the bank expects these participation loan balances to continue to decline.

Individual loans for household and other personal purposes were $28,146,000 at December 31, 2002. This is a decrease of $8,779,000 or 23.8% from December 31, 2001. A soft economy and extreme competitive pressures have contributed to this decline. The bank continues to seek quality loans in this area.

Construction loans decreased $4,377,000 or 29.7% from December 31, 2001 with a remaining outstanding balance of $10,350,000. This activity is primarily related to participation loans. As mentioned previously, quality opportunities have not been available.

Agricultural lending and leasing activities continue to be minor parts of the portfolio. The bank does not anticipate any significant growth in either of these areas.

Following is a schedule showing the breakdown of loans by type of loan and the maturity schedule of the loan portfolio.

Loan Portfolio
                     2002        2001          2000         1999         1998
                   Percent      Percent       Percent      Percent     Percent
              Amt of Total Amt of Total Amt of Total Amt of Total Amt of Total Commercial,
 financial &
 agricultural 52,289  28.17 48,682 23.64 42,618 20.81 18,722 10.20 18,722 13.3
Real estate -
 construction 10,350   5.57 14,727  7.15 17,174  8.39  1,687  3.70  1,687 1.20
Real estate -
 mortgage    94,595 50.96 104,923 50.96 103,100 50.34 80,803  56.4 80,803 56.7
Consumer
 installment 28,020 15.09  36,925 17.93 41,319 20.18 46,470  26.42 46,470 32.6
Banker
 Acceptances       0     0      0    0      0     0      0     0        0    0
 Economic dev.
 rev. bonds        0     0      0    0      0     0      0     0        0    0
Repurchase
 Agreement         0     0      0    0      0     0      0     0        0    0
Lease Financing  397   .21    631  .31    585   .21    363   .21      336  .24
TOTAL        185,651   100 205,888 100204,796   100143,873   100  143,873  100
 Less:
Unearned income  114           85         124          204            204
Allowance for
 loan losses   2,176        2,097       1,671        1,106          1,106
Total loans  183,361      203,706     203,001      142,536        142,536

Selected Loan Maturity and Interest Rate Sensitivity
December 31, 1999             (dollars in thousands)

                  MATURITY                            Rate Structure For Loans
                                                         Maturing

                              Over One    Over      Predetermined  Floating or
                    One Year  Yr through  Five           Interest   Adjustable
                    or Less   Five Yrs    Years   TOTAL       Rate   Rate
Commercial,
 financial and
 agricultural       27,524     18,466    5,044   51,034     24,155     26,879
Real Estate
 Construction        4,917      2,191      233    7,341      4,405      2,936
TOTALS              32,441     20,657    5,277   58,375     28,560     29,815

Capital Resources

The corporation purchased in a negotiated transaction 144,920 shares (19.46% of the total outstanding shares) of its common stock at $40 per share. This purchase reduced total equity by over $5,800,000.

Source of Funds

Deposits

The main source of funding for earning assets are deposits. During 2002, the average deposits of $186,823,000 funded 80% of the average earning assets. Average total deposits for 2002 decreased by $3,800,000, or 1.99% as compared to 2001 average deposit totals.

Customers are seeking higher rates of return on investments and have moved into alternative investments such as stocks and mutual funds. Management has been conservative on deposit rate pricing. Management will continue to seek increases in deposits when deposits can be lent or invested at a profitable spread.

Maturities of Time Deposits                   December 31, 2001
        (dollars in thousands)       Certificates
                                     of Deposit
                                    Over $100,000
Three months or less                    5,838
Over three months through one year      4,019
Over one year through three years       8,059
Over three years                        7,697
  TOTAL                                25,613

Risk Management

Lending and Loan Administration
Loan administration for the bank is the responsibility of the President and designated senior officers of the bank. The board deems these officers have the knowledge and experience necessary to satisfactorily manage the lending activities of the bank.

Lending authority is granted to individual officers as the board feels is appropriate. For loans exceeding individual authority, a committee structure is in place to allow the timely and prudent review of loan requests. Loans above a predetermined level require the approval of two board members before being approved and funded.

A presentation is made at each board meeting regarding the operation of the loan department. Reports covering all phases of the loan operation are prepared and distributed in advance to board members.

A loan review committee reviews activity on loans sampled by the loan review officer, the calculation of the loan loss reserve provision, and the resolution of all problem loans or loans that have the potential for being a problem. With the pending retirement of the bank's loan review officer, management expects to outsource at least a portion of the loan review function.

The required loan loss reserve provision is calculated monthly. It is based on the historical performance of the loan portfolio as well as current and projected conditions for specific credits. The bank's loan loss experience is summarized below:

Allowance for Loan Losses
 (dollars in thousands)
                                       2002   2001   2000   1999   1998
Balance as of January 1               2,097  1,671  1,627  1,106  1,403
Provision for Loan Losses               959  1,120    300    850    580
Recoveries of Prior Loan Losses          97    100    321    114    182
Loan Losses charged to the Allowance   (977)  (794)  (577)   443  1,059
Balance as of December 31             2,176  2,097  1,671  1,627  1,106

Loans are placed on non-accrual and interest received is posted on a cash basis whenever a loan is ninety days delinquent or in management's judgment is impaired to such an extent that repayment is not assured. Loans in non-accrual status are evaluated individually and returned to accrual only when, in management's judgment, the quality of the loan of the loan has improved sufficiently to warrant such an action.

Non-performing loans were $5,482,000 on December 31, 2002. Of that total, $4,329,000 was in the loan participation portfolio. A soft economy as well as a variety of individual loan issues have caused this portfolio not to perform up to original expectations. Management is confident that it has adequately reserved for any losses that might occur in this portfolio. Management is actively pursuing collection of these loans and expects that all remaining principal balances will be collected.

Non-performing loans are loans on non-accrual and assets like other real estate and repossessions held for sale. Following is a schedule of those loan categories for the previous five years.

Non-performing Assets  (dollars in thousands)
                                     2002      2001     2000     1999     1998
Total Loans on non-accrual
 (non-performing loans)             5,544     4,164     2.002    1,406     857
   Other Real Estate                1,111       397       133       44      53
Total non-performing assets         6,655     4,561     2,135    1,450     910
Total non-performing loans as a
 percentage of loans                 3.54%     2.22%     1.04%     .81%   .60%
Total non-performing assets as
a percentage of loans and ORE        3.52%     2.22%     1.04%     .81%   .63%
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

INTEREST RATE SENSITIVITY ANALYSIS  (dollars in thousands)

                            0 to 3   4 to 6   7 to 12   1 to 5   Over 5
                            Months   Months    Months    Years   Years   Total
Interest Earning Assets
Federal funds sold           4,607        0         0        0       0   4,607
Interest bearing deposits
  in banks                   1,615        0         0        0       0   1,615
Investment securities          301        0     1,038    7,400  19,173  27,912
Loans                       53,804   16,360    34,309   60,965  22,687 188,125
Total Interest Earning
  Assets                    60,327   16,360    35,347   68,365  41,860 222,259

Interest Bearing Liabilities

Interest bearing NOW, savings,
  and money market deposits 46,335    7,629     5,488    4,573       0  64,025
Time deposits under
  $100,000                  11,986    4,362     7,519   51,364     219  75,450
Time deposits over $100,000  5,839    1,951     2,067   15,756       0  25,613
Borrowed funds                   0        0         0   18,100  18,000  36,100
Total Interest Bearing
  Liabilities               64,160   13,942    15,074   89,793  18,219 201,188

Interest Sensitivity Gap
  Current                   (3,833)   2,418    20,273   (21,428) 23,641
Interest Sensitivity Gap
  Cumulative                (3,833)  (1,415)   18,858    (2,570) 21,071
Sensitivity Ratio
  Cumulative                   94%      98%       120%       98%    110%

Quarterly Results of Operations   March 31     June 30      Sept 30     Dec 31

2002
Interest income                     3,985       4,145       3,692        3,554
Interest expense                    2,003       2,046       2,033        1,940
Net interest income                 1,982       2,099       1,659        1,765
Provision for loan losses              70         105         105          679
Net securities gains                    0           0           0            0
Non-interest income                   414         331         690          871
Non-interest expense                1,714       1,793       1,827        1,973
Income before income taxes            585         532         417        (140)
Income taxes                          198         161          99        (183)
 Net income                           387         371         318          43
Net income per share:
 Primary net income per share         .64         .62         .53          .22

2001
Interest income                     4,905       4,842       4,595        4,250
Interest expense                    2,743       2,593       2,415        2,147
Net interest income                 2,162       2,249       2,180        2,103
Provision for loan losses             180         130         105          705
Net securities gains                    0           0          11            0
Non-interest income                   364         383         369          673
Non-interest expense                1,810       1,794       1,830        1,724
Income before income taxes            536         708         614          347
Income taxes                          167         239         196            6
 Net income                           369         469         418          347
Net income per share:
 Primary net income per share         .49         .63         .56          .46

Item 8. Financial Statements and Supplementary Data

The Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

ELECTION OF DIRECTORS

The nominees for election shall be the nine persons listed below. Each nominee has been nominated by the Board of Directors to hold office for a term of one year ending in 2004 and until his respective successor is elected and qualified. Each of the nominees has indicated that he will accept nomination and election as a director. If any nominee listed in the table below should become unavailable for any reason, which the Board of Directors does not anticipate, the proxy will be voted for a substitute nominee or nominees, if any, who may be selected by the Board of Directors prior to or at the meeting.

The following table shows the earlier of the year the named individual became a Director of the Corporation or the Bank.

NOMINEES FOR ELECTION AS A DIRECTOR ON MAY 20, 2003

Name,                                       Shares beneficially Owned    Foot
Present Principal                    Year    (Percentage of Outstanding  Note
Occupation                         Elected      Common Shares)

Gary P. Critser                      1999          2,360                   1
Retired                                              .39%
Kimball International, Inc.
66

Brian K. Habig                       1987         11,134                    2
Self Employed                                       1.86%
46

Douglas A. Habig                     1973        100,257                    3
Chairman of the Board & CEO                        16.71%
Kimball International, Inc.
56

John B. Habig                        1959         90,779                     4
Chairman of the Board                              15.13%
Springs Valley Bank & Trust Company
70

Hilbert Lindsey                      1988          4,982
Vice President                                       .83%
Lindsey Lumber & Builders Supply, Inc.
68

Ronald G. Seals                      1989          1,176                     5
President & CEO                                      .19%
Springs Valley Bank & Trust Company
64

Ronald J. Sermersheim                1976         23,699                     6
Vice President, Environment,                        3.95%
Health & Safety
Kimball International, Inc.
63

Ronald J. Thyen                      1999         11,929                     7
Senior Executive Vice President                     1.98%
Operations Officer, Furniture & Cabinets
Kimball International, Inc.
66

James C. Tucker                      1989         16,214                     8
Attorney-at-Law                                     2.70%
Tucker & Tucker, P.C.
56

1    The above amount includes 1,953 shares held in the Gary P. Critser Trust and 152 shares held in the Phyllis J. Critser Trust. Phyllis J. Critser is the wife of Gary P. Critser.

2   The above amount includes 1,311 shares held by Kimberly A. Habig, the wife of Mr. Brian K. Habig and 3,358 shares held in the Kyle Thomas Habig Trust of which Mr. Brian K. Habig is trustee.

3 The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig. Also includes 14,056 shares held by the Kimball International Habig Foundation, over which Mr. Douglas A. Habig exercises voting.authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig,
4   The above amount includes 66,356 shares held in the Irrevocable Trust
Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig. The above amount includes 3,124 shares held in the Carma Jane Habig Revocable Trust, Carma Jane Habig is the wife of Mr. John B. Habig. Also included are 19,178 shares held in the John B. Habig Revocable Trust, 1,080 shares held in the Hannah R. Zunk Irrevocable Trust, and 888 shares held in the Andrew H. Zunk Irrevocable Trust of which Mr. John
B. Habig is trustee.

5   Mr. Ronald G. Seals is President and CEO for Springs Valley Bank & Trust
Company as well as SVB&T Corporation. The above amount includes 200 shares held jointly by Mr. Ronald G. Seals and his wife, Nancy E. Seals.

6 Mr. Ronald J. Sermersheim serves as Vice President for SVB&T Corporation The above amount includes 2,000 shares held in the A.C. Sermersheim Trust in which Mr. Ronald J. Sermersheim is trustee.

7   The above shares include 8,864 shares held in the Herbert E. Thyen
Irrevocable Trust, over which Mr. Ronald J. Thyen has shared voting authority with other Trustees, including Springs Valley Bank & Trust Company.

8   The above amount includes 14,176 shares held jointly with Sharon R.
Tucker, the wife of James C. Tucker.

Family Relationships of Directors

Messrs. Douglas A. Habig and John B. Habig are brothers.

Board Committees and Meetings
The Board of Directors of the Corporation and the Bank hold regular bimonthly meetings and other special meetings. The Board of Directors of the Corporation held six (6) regular meetings, and the Board of Directors of the Bank held six (6) regular meetings and two special meetings during 2002. In addition to meeting as a group, all members of each Board devote their time and talents to certain of the following standing committees: Executive


Committee, Audit & Compliance Committee, Trust Committee, Executive Compensation Committee, Nominating Committee, Executive Loan Committee and the Retirement Profit Sharing Trust Advisory Committee. In 2002, all directors attended at least 75% of the meetings of the board, including committee meetings of which they were members.

The Audit Committee reviews significant audit and accounting principles, policies, and practices, reviews the performance of the internal auditing functions and reviews examination reports of the Federal and State regulatory agencies. In carrying out its duties, the Committee meets with the independent auditors, approves the services to be performed by the independent auditors and reviews the degree of independence of the auditors. The committee has met with the independent auditors and has determined that the audit process is sound. The members of the Audit Committee are Messrs. Ronald J. Sermersheim (Chairman), Brian K. Habig and Gary P. Critser. The Audit Committee met six (6) times in 2002.

The Bank has an Executive Compensation Committee to review and recommend to the directors salary and bonus programs for the Senior Bank Officers. The members of the Executive Compensation Committee are Messrs. James C. Tucker (Chairman), Randall Catt, Ronald J. Sermersheim and Gary P. Critser. The Executive Compensation Committee met one (1) time in 2002.

The Nominating Committee reviews, appoints and recommends to the Board the nomination of Board Members for the Corporation for the ensuing year. The members of the Nominating Committee include Messrs. Ronald J. Thyen (Chairman), John B. Habig and Hilbert Lindsey. The Nominating Committee met one (1) time in 2002.

Director Compensation

Directors of the Bank receive compensation of $1,700 per meeting attended. In addition, directors holding committee positions are compensated $200 per meeting attended, if such committee meeting does not take place on a board meeting date. No separate fees are paid for services as a director of the Corporation.

Pursuant to the 1997 Directors Stock Compensation Plan, Directors of the Corporation can elect to receive up to 100% of board fees for a calendar year in common stock of the Corporation, determined by dividing the amount of fees elected to be received in stock by the fair market value of a share of the Common Stock of the Corporation as of the last day of such calendar year. The Corporation has reserved 16,000 shares for issuance under this Plan. One thousand five hundred thirteen (1,513) shares were issued for year 2002 in the amounts set forth in the following table for fees that would have otherwise been paid.

The 1997 Directors Stock Option Plan, designed to work in connection with the Directors Stock Compensation Plan, provides for the granting of non-qualified stock options to Directors for Common Stock of the Corporation. Under the terms of this Plan, each Director is granted an option to purchase 50% of the number of shares received by the Director pursuant to such Director's elections under the 1997 Directors Stock Compensation Plan discussed above. The exercise price of the options will be no less than the fair market value of a share of common stock on the last day of the calendar year preceding the date on which the options are granted. The options vest and become exercisable on the second anniversary of the date of grant. The Corporation has reserved 8,000 shares for issuance under this Plan. The Corporation granted options for seven hundred fifty five (755) shares for 2002 in the following amounts to the following Directors:

DIRECTOR               2002 DEFERRED FEES                 2002 OPTIONS
                          SHARES ISSUED                     GRANTED

Gary P. Critser              255                              127
Brian K. Habig               238                              119
Douglas A. Habig               0                                0
John B. Habig                  0                                0
Thomas L. Habig               34                               17
Hilbert Lindsey              238                              119
Ronald G. Seals                0                                0
Ronald J. Sermersheim        238                              119
Ronald J. Thyen              255                              127
James C. Tucker              255                              127
TOTALS                     1,513                              755
Certain Transactions

During 2002, certain directors and officers of the Corporation and their associates were customers of and had transactions in the ordinary course of business with the Bank. Additional transactions may be expected to take place in the future between such persons and the Bank. All transactions were made and are expected to be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with other persons and did not involve and are not expected to involve more than the normal risk of collectability or present other unfavorable features.

Stock Transaction

On January 18, 2002, the Company purchased in a negotiated transaction 144,920 shares (19.46% of the total shares outstanding) of its common stock at $40.00 per share. The owner of the shares was the Kimball International, Inc. Retirement Trust, which currently owns 0% of the Company's issued and outstanding shares. Douglas A. Habig and director of the Company and the bank, is the Chairman of Kimball International, Inc. In connection with the purchase of these shares, the Company and the Bank were advised in writing, by an independent third-party financial advisor engaged by the Bank, that the price to be paid for the shares in the transaction would be fair to the Company and its shareholders from a financial point of view.

Item 11  Security Ownership of certain Beneficial Owners and Management

PRINCIPAL SHAREHOLDERS

The following information is given as of April 11, 2003, for each person known to the Corporation to be the beneficial owner of more than 5% of the Common stock of the Corporation.
                                       Amount and Nature
Name and Address                    of Beneficial Ownership  Percent of Class

Douglas A. Habig                           100,257     16.71%*
Jasper, IN

John B. Habig                               90,779     15.13%**
Jasper, IN

* The above amount includes 66,356 shares held in the Irrevocable Trust Account of Arnold F. Habig, over which Mr. Douglas A. Habig has shared voting authority with Mr. John B. Habig. Also includes 14,056 shares held by the Kimball International Habig Foundation, over which Mr. Douglas A. Habig exercises voting authority. The above amount includes 2,008 shares held by Nancy L. Habig, the wife of Mr. Douglas A. Habig.

**    The above amount includes 66,356 shares held in the Irrevocable Trust
Account of Arnold F. Habig, over which Mr. John B. Habig has shared voting authority with Mr. Douglas A. Habig. The above amount includes 3,124 shares held in the Carma Jane Habig Revocable Trust, Carma Jane Habig is the wife of Mr. John B. Habig. Also included are 19,178 shares held in the John B. Habig Revocable Trust, 1,080 shares held in the Hannah R. Zunk Irrevocable Trust, and 888 shares held in the Andrew H. Zunk Irrevocable Trust of which Mr. John
B. Habig is trustee.

Item 12.  Executive Compensation

Compensation Committee Report

Officers of the Corporation are not compensated for their services in such capacity. All officers of the Corporation are also officers of the Bank and are compensated in their capacity as Bank officers. Decisions on compensation of the Bank s executives are made by the Board of Directors of the Bank, upon the recommendation of the Executive Compensation Committee of the Board ("Committee"). Each member of the Committee except Mr. Randall Catt is a non-employee director. Mr. Catt is not a director and is not an employee.
Set forth below is a report submitted by Messrs. Randall Catt, Gary P. Critser, Ronald J. Sermersheim and James C. Tucker (Chairman) in their capacity as the Compensation Committee addressing the Bank's compensation policies for 2002 as they affected all executive officers of the Bank and Mr. Ronald G. Seals who, for 2002, was the Bank s most highly paid executive whose total annual salary and bonus exceeded $100,000.

Compensation Policies Toward Executive Officers

The Committee s executive compensation policies are designed to provide competitive levels of compensation to the executive officers and to reward officers for satisfactory performance of the Corporation and the Bank as a whole. There are no established goals or standards relating to performance of the Corporation or the Bank, which have been utilized in setting the base salary portion of an individual employee's compensation.

Base Salary

The Committee reviews each executive officer individually. The Committee also reviews a bank salary survey prepared by Crowe Chizek and Company LLP that contains benchmark salary information. The background data for this information is typically generated from over 80 banks located in the Midwest with approximately $200 million to $500 million in assets. The salary portion of the executive officers' compensation is then typically established at a level near the average salary compensation of officers included in the survey with similar job responsibilities to banks of similar size.

Annual Bonus Amounts

The Bank's Incentive Bonus Plan ("Bonus Plan") for 2002 was based upon the bank's Return on Assets (ROA) and the officer's base salary.

Other Compensation Plans

At various times in the past the Bank has adopted certain broad-based employee benefit plans in which the senior executives are permitted to participate on the same terms as non-executive employees who meet applicable eligibility criteria, subject to any legal limitations on the amount that may be contributed or the benefits that may be payable under the plans.

Benefits

The Bank provides medical and pension benefits to the senior executives that are generally available to other Bank employees. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary and bonus for fiscal 2002.

Executive Compensation for 2001

Regulations of the Securities and Exchange Commission require that the Compensation Committee disclose the Committee's basis for compensation reported for the CEO. Mr. Ronald G. Seals' salary and bonus in 2002 were determined in the same manner as discussed above for other senior executives. The Board of Directors and the Committee believes that Mr. Seals has managed the Bank satisfactorily.

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

Summary Compensation Table

The following table sets forth for the fiscal years ending December 31, 2002, 2001, and 2000 the cash compensation paid by the Bank, as well as certain other compensation paid or awarded during those years, to the Chief Executive Officer. No other executive officer's annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2002.

Name and Principal Position      Year           Annual          Compensation
                                               Salary (1)           Bonus(2)
Ronald G. Seals
President, CEO
and Director                    2002          $144,000               $0
                                2001          $144,000           $7,200
                                2000          $132,000          $33,300

1 While officers enjoy certain perquisites, such perquisites do not exceed the lesser of $50,000 or 10% of such officers salary and bonus and are not required to be disclosed by applicable rules of the Securities and Exchange Commission.

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

2001 Equity Incentive Plan

The 2001 Equity Incentive Plan (the "Incentive Plan") provides for the grant of "incentive stock options", the grant of non-qualified stock options, the grant of "SARs" and the grant of performance shares to officers and key employees of the Corporation and the Bank. The Board of Directors of the Corporation believes the Incentive Plan provides an important incentive to those who will be instrumental to the success of the Corporation and of the Bank. The Corporation has reserved 70,000 shares for issuance under the Incentive Plan. The Compensation Committee may also grant performance shares, which must have an initial value equal to the fair market value of the shares on the date of grant, and will only be earned upon terms and conditions determined by the Executive Compensation Committee. All performance goals established as a condition for earning any performance shares must provide for a targeted level or levels of financial performance with respect to one or more of the following business criteria: (a) return on assets, (b) income before interest and taxes, (c) net income, (d) total shareholder return, (e)


return on equity, and (f) Bank operating income. After the grant of a performance share, the Compensation Committee has the discretion to reduce or waive any performance goals or related business criteria applicable to that performance share. At the end of the applicable performance period, payment of earned performance shares will be made in cash, in shares of common stock of the Corporation, or any combination thereof as determined by the Compensation Committee.

Option Grants In Last Fiscal Year

The following table provides details regarding stock options granted to Mr. Ronald G. Seals in 2002. In addition, there are shown the hypothetical gains or "option spreads" that would exist for respective options. These gains are based on assumed rates of annual compound stock price appreciation of five percent (5%) and ten percent (10%) from the date the options were granted over the full option term. Gains are reported net of the option exercise price, but before any effect of taxes. In assessing these values, it should be kept in mind that no matter what value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Corporation's stock at a future date, and that value would depend on the efforts of such executive to foster the future success of the Corporation for the benefit of all shareholders. The amounts reflected in this table may not necessarily be achieved.

              Individual Grants
Name            Number of Shares        Percent       Exercise     Market
                 Underlying             Of Total      or Base       Price
                 Options               Options       Price        On Date
                   Granted              Granted     ($/Sh)       of Grant
                     (#)                In Fiscal                 ($/Sh)

Ronald G. Seals     1,500               20%          $38.50       $38.50

                   Potential Realizable
                   Value at Assumed Annual
                   Rates of Stack Appreciation
                    For Option Term

Name                  Expiration                     5%            10%
                       Date                         (%)            (%)

Ronald G. Seals        1-15-07                    $15,955       $35,257

1 The market price is determined by the Board of Directors after reference to a valuation of the Corporation's stock as of December 31 of each year by an independent valuation firm and other factors the Board of Directors considers relevant.

Fiscal Year-End Option Values Table

The following table shows the shares covered by the exercisable and non-exercisable stock options by Mr. Ronald G. Seals as of December 31, 2002. Also reported are the values for in-the-money options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock at December 31, 2002. For purposes of the following table, the year-end price of the stock is $40.50.

Name          Number of Shares                Value of Unexercised
              Underlying Unexercised          In-the-Money Options
              Options at Fiscal Year End      At Fiscal Year End
             (#)                             ($)
              Exercisable   Unexercisable    Exercisable Unexercisable

Ronald G. Seals   5,037        2,965          $35,476        $14,310

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

The Bank makes discretionary "profit sharing" contributions under the Profit Sharing Plan and allows participants to make salary deferral and rollover contributions. Participants' salary deferral contributions may be made, on pre-income tax basis, in an amount ranging from 1% to 70% of the participant's "compensation" (as defined). Participants' salary deferral and rollover contributions are fully vested when made; discretionary profit sharing contributions are subject to a vesting schedule pursuant to which participants become vested on a graduated basis, at the rate of 10% per year for the first four full years of service and at the rate of 20% per year thereafter so that a participant will become fully vested in the Bank's profit sharing contributions after completing seven full years of service. In addition, a participant will become fully vested in the balance of his or her account attributable to the Bank's discretionary profit sharing contributions on death, "disability" (as defined), attaining age 65 and termination of the plan. The Bank, as Trustee, invests all amounts contributed to the Profit Sharing Plan for the benefit of all participants and their designated beneficiaries.

Upon termination of employment with the Bank or Corporation for any reason, a participant (or his or her designated beneficiary) will be entitled to receive the vested balance of his accounts under the Profit Sharing Plan.
Participants may elect to receive the vested balance of their account in a single lump sum. The Profit Sharing Plan also provides for the distribution of the participant salary deferrals on account of "financial hardship" (as defined) and authorizes the making of loans to participants from that portion of their Profit Sharing Plan accounts attributable to salary deferral contributions.

Item 13. Controls and Procedures

Within 90 days of the filing of this report, the Company conducted a review and evaluation of its disclosure controls and procedures, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)   Financial Statements - (as referred to in Item 8)
(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.
 (c)   Exhibits - The following exhibits are filed herewith:
       Exhibit 11 - Statement Re:  Computation of Per Share Earnings
       Exhibit 13 - Annual Report to Shareholders for the year ended December
                   31, 2002 (incorporated in part into this form 10-K by reference)
       Exhibit 21 - Subsidiaries of the Registrant
       Exhibit 23 - Consent of Independent Public Auditors
       Exhibit 99.1 - CEO Certification
       Exhibit 99.2 - CFO Certification
(d) Financial Statement Schedules - This information is omitted since the required information is not applicable to the Registrant.

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SVB&T Corporation

                                    By:
                                    Ronald G. Seals,
                                    President & C.E.O.                 3/22/03
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:                                 By:
John B. Habig                       David Rees


Chairman of the Board      3/22/03  Principal Financial and Accounting 3/22/03
                                     Officer

By:                                 By:
Douglas A. Habig, Director 3/22/03  Ronald G. Seals,
                                    Principal Executive Officer and    3/22/03
                                     Director

By:                                 By:
Gary P. Critser, Director  3/22/03  Brian K. Habig, Director           3/22/03

By:
James C. Tucker, Director  3/22/03

By:                                 By:
Ronald J. Sermersheim, Director     Hilbert Lindsey, Director          3/22/03
                           3/22/03


By:
Ronald J. Thyen, Director  3/22/03

CERTIFICATIONS
I, David Rees, certify that:

1. I have reviewed this annual report on Form 10-K of SVB&T Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this anual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  November 15, 2002

David Rees, Principal Financial Officer

I, Ronald G. Seals, certify that:

1.  I have reviewed this annual report on Form 10-K of SVB&T Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  November 15, 2002

Ronald G. Seals, President and Chief Executive Officer

Index to Exhibits

Sequential
Page #  Exhibit #  Exhibit


  54       11      Statement Re: Computation of Per Share Earnings
  35       13      Annual Report to Shareholders for the year ended
                   December 31, 2002
  54       21      Subsidiaries of the Registrant
  54       23      Consent of Independent Auditors
           27      Financial Data Schedule

Exhibit 13
Message to Our Shareholders

Given the current economic environment, achieving corporate profitability has become very challenging over the past few years. However, we at Springs Valley Bank & Trust Company (SVB&T) remain dedicated in our efforts to meet the needs of our customers. Employees are driven to provide for customer financial needs, enhancing their ability to manage financial affairs. We continue to invest in ever-more sophisticated technology in an effort to enhance customer convenience and banking efficiency.

While striving to help our customers achieve success we are not losing sight of our required efforts to provide superior returns to our shareholders. Increasing equity ownership and paying adequate dividends will provide a proper balance between growth and income. It is a continuing challenge to properly invest in enterprises that generate shareholder returns and improve customer convenience.

The goals of satisfying customers and providing for shareholders is a true balancing act. We at SVB&T think that these are complementary goals. Management believes that successful customer and shareholder strategies go hand-in-hand. We believe that endeavors that bring us closer to our customers and make us partners in helping to plan their financial successes are the efforts that create value for our shareholders. Becoming more involved with our customers provides increased retention of those customers. In turn, other banking requirements of our customers evolve into additional business. The main point is that quality, caring, and reliable service lead to customer acquisition and retention. As we increase our customer base we will increase the value of our shareholder's investment.

At the close of 2002 Springs Valley Bank &Trust Company completed 100 years of financial service to our communities and customers. Several exciting activities were enjoyed throughout the year to commemorate our Century of Service. We thank those customers and shareholders who helped us achieve this milestone.

Financial highlights for the year 2002:
Net Income $1,119,000, down 30%
Income per share $1.86, down from $2.14
Book value per share $31.33, down from $31.69
Total assets $242,000,000, up .7%
Deposits $181,000,000, no change
Details are contained in the following reports.

Bank earnings were negatively impacted by eleven cuts in interest rates during the past year. Prime rate, the best interest rate charged by large banks, decreased from 9.5% to 4.25%. The large and rapid decrease in interest rates created a narrowing of interest spread in all banks. Interest spread is the difference between yield on earning assets and the cost of interest bearing funds.

As did many financial institutions, we experienced some collection problems in our loan portfolio. Some losses were taken in our commercial loans. We added $959,000 to our loan reserve account. This addition covered all losses and also increased our reserve account for any possible future losses.

The Sarbanes-Oxley Act of 2002 was also a negative impact on bank earnings. Enacted in July 2002, it regulates accounting and corporate governance of public companies accounting practices. It directly impacts public companies that report to the Securities and Exchange Commission (SEC). This Act is proving burdensome and costly for most financial institutions because of the additional regulations that must be met.

Although 2002 was not one of our best earnings years, we did achieve success in our technology areas. We were able to activate our on-line banking this year and are currently serving 1,412 customers with this service. Phone banking is also new this year. There are 1,651 customers using this service. To accommodate our customers and grow profitably we will continue to improve technology in all areas of the bank.

Our entire community was saddened by the loss of our long time Director, Mr. Thomas Habig. Tom was involved with the purchase of our bank when his father, Arnold F. Habig, acquired the bank in 1958. Everyone who knew him will miss Tom. He was a caring and gracious person.

The Directors, Officers, and Staff of SVB&T appreciate your support. We remain dedicated in our efforts to satisfy our customers and you, our shareholders.

Cordially,


John B. Habig                                        Ronald G. Seals
Chairman of the Board                                President & CEO

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Financial Condition
                                                           December 31,
                                                       2002          2001
ASSETS                                               (Dollars in thousands)
Cash and cash equivalents
  Cash and due from banks                            $6,728         $4,812
  Interest-bearing deposits with banks                1,615             40
  Federal funds sold                                  4,607              0
  Total cash and cash equivalents                    12,950          4,852
Investment securities, available for sale
   at market value                                   27,912         20,072
Loans held for sale                                   2,588          2,359
Loans
  Loans, net of unearned interest                   185,537        205,804
  Allowance for loan losses                          (2,176)        (2,097)
Net loans                                           183,361        203,707

Federal Home Loan Bank stock and other
 stock, at cost                                       2,055          2,005
Buildings and equipment                               4,196          4,281
Accrued interest receivable                           1,383          1,510
Cash value of life insurance                          5,148              0
Foreclosed real estate                                1,111            397
Other assets                                          1,479          1,267
Total assets                                       $242,183       $240,450

LIABILITIES
  Deposits
  Non-interest bearing                              $12,371        $12,139
  Interest bearing                                  168,949        169,601
  Total deposits                                    181,320        181,740

Federal funds purchased                                   0          4,100
Accrued interest payable                              1,189          1,089
Deferred income taxes                                   345             75
Other liabilities                                       519            693
Long-term borrowings                                 40,042         29,100
  Total liabilities                                 223,415        216,797

COMMITMENTS AND CONTINGENT LIABILITIES (Note 15)
SHAREHOLDERS' EQUITY
  Common stock (No par value: 800,000 shares
   authorized and issued)                              200            200
  Capital surplus                                    6,308          6,254
  Retained earnings                                 18,793         18,107
  Accumulated other comprehensive income               546            123
  Treasury stock at cost (201,005 shares
   2002, 55,413 shares 2001)                        (7,079)        (1,031)
  Total shareholders' equity                        18,768         23,653
  Total liabilities and shareholders'
  Equity                                          $242,183       $240,450
See Notes to Consolidated Financial Statements

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA
Consolidated Statements of Income
                                                   Year Ended December 31,
                                                  2002        2001      2000
                                 (Dollars in thousands, except per share data)
INTEREST AND DIVIDEND INCOME
Loans and fees on loans                         $14,014     $17,177  $16,933
Investment securities
Taxable                                             491         416      974
Tax exempt                                          759         739      581
Dividends                                           120         157      146
Federal funds
and other                                           112         103       77
Total interest and dividend income               15,496      18,592   18,711

INTEREST EXPENSE
Deposits                                          5,742       8,056    8,135
Short-term borrowings                                 1          10      148
Long-term borrowings                              2,279       1,832    1,766
Total interest expense                            8,022       9,898   10,049

NET INTEREST INCOME                               7,474       8,694    8,662
Provision for loan losses                           959       1,120      300

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                     6,515       7,574    8,362

NON-INTEREST INCOME
Trust Department income                             493         543      760
Service charges on deposit accounts                 774         579      534
Net gain on sales of loans                          310         182        0
Insurance income                                    167         171      161
Other operating income                              452         303      298
Net security gains (losses)                           9          11     (10)
Total non-interest income                         2,205       1,789    1,743

NON-INTEREST EXPENSE
Salaries and employee benefits                    4,270       4,179    3,870
Premises and equipment expense                    1,413       1,281    1,392
Deposit insurance expense                            32          36       36
Other operating expenses                          1,611       1,662    1,680
Total non-interest expense                        7,326       7,158    6,978

INCOME BEFORE INCOME TAXES                        1,394       2,205    3,127
Income taxes                                        275         608    1,088
NET INCOME                                       $1,119      $1,597   $2,039
EARNINGS PER SHARE
Basic                                             $1.86       $2.14    $2.74
Diluted                                           $1.85       $2.13    $2.73
AVERAGE SHARES OUTSTANDING
Basic                                           601,179     746,372  745,017
Diluted                                         604,624     748,201  746,429

See Notes to Consolidated Financial Statement

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Cash Flows
                                                     Year Ended December 31,
                                                    2002       2001     2000
OPERATING ACTIVITIES:                                (Dollars in thousands)
Net income                                         $1,119      $1,597   $2,039
Adjustments to reconcile net
income to net cash
provided by operating activities:
Provision for loan losses                             959       1,120      300
Depreciation                                          507         520      512
Investment securities amortization                    103          11       24
Investment securities (gains) losses                   (8)        (10)      24
Proceeds from sales of residential
mortgage loans held for sale                       16,813      10,129        0
Net gains on sale of loans                           (310)       (182)       0
Increase in residential mortgage
loans held for sale                               (18,644)    (12,307)       0
Loss on sale of equipment                               3           0       15
Increase in cash value of life insurance             (148)          0        0
(Gain) loss on sale of other real estate               75         (10)    (43)
Deferred income taxes                                 (48)       (148)    (41)
(Increase) decrease in interest
receivable and other assets                           (78)        389    (863)
Increase (decrease) in interest payable
and other liabilities                                 (40)       (119)    242
NET CASH PROVIDED BY OPERATING
ACTIVITIES                                            303         990   2,209

INVESTING ACTIVITIES;
Proceeds from sales and maturities
  of investment  securities available
  for sale                                          6,524      12,355   2,386
Purchases of investment available
  for sale                                        (13,759)     (3,608) (5,251)
Purchases of FHLB stock and other
  Stock                                               (50)       (150)   (650)
Purchases of Bank owned life insurance             (5,000)          0       0
Proceeds from the sale of equipment                    27           0      33
Proceeds - sale of loan participations                  0         450       0
Proceeds - sale of other real estate                  432         148     127
Net (increase) decrease in loans                   20,078      (2,678)(29,982)
Additions to buildings and equipment                 (452)       (193)   (644)
NET CASH PROVIDED (USED) BY INVESTING
ACTIVITIES                                          7,800       6,324 (33,981)

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Cash Flows
                                                     Year Ended December 31,
                                                    2002       2001     2000
                                                      (Dollars in thousands)
FINANCING ACTIVITIES;
Net increase (decrease) in deposits                  (420)     (4,620)  5,084

Net increase (decrease) in federal
funds purchased                                    (4,100)      1,335   2,765
Net increase (decrease) in short-term
Borrowings                                              0      (2,500) (5,000)

Proceeds from long-term borrowings                 11,300           0  24,500
Repayment of long-term debt                          (358)     (2,000)      0
Sale of treasury stock                                106          85      67
Purchase of treasury stock                         (6,100)        (98)      0
Cash dividends                                       (433)       (537)   (536)

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                             (5)     (8,335) 26,880

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         8,098      (1,021) (4,892)
Cash and cash equivalents beginning
of year                                             4,852       5,873  10,765

CASH AND CASH EQUIVALENTS AT END
OF YEAR                                           $12,950      $4,852  $5,873

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for:
Income taxes                                         $539        $936  $1,173
Interest                                           $7,922      $9,773  $9,869

See Notes to Consolidated Financial Statement

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Consolidated Statements of Changes in Shareholders' Equity

                                            Accumulated    Common Stk
                                             Other          Surplus
                               Retained    Comprehensive   Treasury    Total
                               Earnings      Income         Stock      Equity
                                          (Dollars in thousands)

JANUARY 1, 2000                $15,544      $(544)         $5,368     $20,368
COMPREHENSIVE INCOME 2000
 Net income                      2,039                                  2,039
Change in unrealized gain
(loss) on securities available
for sale, net of deferred
income tax of $347                            505                         505
Plus reclassifications for
losses included in net income                  24                          24
TOTAL COMPREHENSIVE INCOME                                              2,568
Cash dividends                    (536)                                  (536)
Sold 1,795 shares treas Stk                                     68         68
DECEMBER 31, 2000               17,047        (15)           5,436     22,468
COMPREHENSIVE INCOME 2001
Net income                       1,597                                  1,597
Change in unrealized gain
(loss) on securities available
for sale, net of deferred
income tax of $90                             149                         149
Less reclassifications for
gains included in net income                  (11)                        (11)
TOTAL COMPREHENSIVE INCOME                                              1,735
Cash dividends                    (537)                                  (537)
Sold 2,839 shs treas stk                                        85         85
Purch 3,280 shs treas stk                                      (98)       (98)
DECEMBER 31, 2001               18,107        123            5,423     23,653
COMPREHENSIVE INCOME 2002
Net income                       1,119                                  1,119
Change in unrealized gain
(loss) on securities available
for sale, net of deferred
income tax of $277                            431                         431
Plus reclassifications for
gains included in net income                   (8)                         (8)
TOTAL COMPREHENSIVE INCOME                                              1,542
Cash dividends                    (433)                                  (433)
Sold 2,197 shs treas stk                                        85         85
Purch 149,030 shs treas stk                                 (6,100)    (6,100)
Issued 1,241 shs of treasury
stock under stock
option plans                                                    21         21
DECEMBER 31, 2002              $18,793       $546            $(571)   $18,768

See Notes to Consolidated Financial Statements

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accounting and reporting policies of SVB & T Corporation and Subsidiary (the Bank) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The more significant of the principles used in preparing the financial statements are briefly described below

Principles of Consolidation
The consolidated financial statements include the accounts of SVB & T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.

Nature of Operations
SVB & T Corporation operates under a charter from the State of Indiana and provides full banking services, including trust services. As a state bank, Springs Valley Bank & Trust Company is subject to regulation by the Department of Financial Institutions of the State of Indiana and the Federal Deposit Insurance Corporation. The area served by the Bank is primarily Orange, Dubois and the surrounding counties in Southern Indiana.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash, due from banks, interest-bearing deposits with banks and federal funds sold. Generally, federal funds are sold for one-day periods.


Investment Securities Available for Sale
The Bank buys investment debt securities with the intent and ability to hold these securities to maturity. However, management has determined that all debt securities would be available for sale in response to certain situations, such as changes in interest rates and prepayment risk, need for liquidity, changes in availability and yield on alternative investments, and changes in funding sources and terms. At December 31, 2002 and 2001, debt securities are reported at estimated market values in the statement of financial condition. Unrealized holding gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity in other comprehensive income. Accreted discounts and amortized premiums are included

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

in earnings over the life of the security. Gains or losses on dispositions are computed using the specific identification method.

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans
Loans that management has both the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding unpaid principal balances, adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income on commercial loans, simple interest installment loans and real estate mortgage loans is recognized based on the outstanding principal balances at the stated rates. Real estate mortgage loan origination fees and costs are amortized over the life of the loan. Accrual of interest income on loans and impaired loans is discontinued when payments have become delinquent for 90 days. Upon non-accrual status, all accrued interest receivable on a loan is written off. Interest income on non-accrual loans is accounted for on the cash basis until the loan is written off or qualifies for return to accrual.

FHLB Stock and Other Stock
The Bank owns stock in the Federal Home Loan Bank of Indianapolis and other restricted stock. This stock is carried at cost.

Allowance for Loan Losses
The allowance for loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers' ability to pay. The allowance is established by a provision for loan losses charged to expense. Loans are written off against the allowance when management believes that the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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

Foreclosed Real Estate
Real estate acquired in foreclosures is held for sale and is initially recorded at the lower of the outstanding loan balance plus accrued interest or fair value of the property. Amounts necessary to write loans down to fair value are charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and assets are carried at the lower of the carrying amount or fair value. Any future revenue, expenses or carrying amount write downs associated with the real estate is recognized in current operating results.

Servicing
Servicing assets are recognized as separate assets when rights are retained after the sale of loans. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Fair value is determined using prices for similar assets with similar characteristics.

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

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Stock Option Plans
The Bank grants stock options to certain employees and directors, which are accounted for under the rules of APB Opinion 25. The options are granted at the market price on the grant date. No compensation expense is recorded in the financial statements for the options. Pro forma disclosures as required by FASB Statement No. 123 Accounting for Stock-Based Compensation are included in Note 16.

Comprehensive Income
Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net income. Certain other changes in assets and liabilities caused by unrealized gains and losses on available-for-sale securities, are reported as a separate component of shareholders' equity in the consolidated statements of financial condition. These unrealized gains and losses on available-for-sale securities and net income, are the components of comprehensive income.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed as above and assumes the dilutive effect of additional common shares issuable under stock option plans. The following table reconciles the amounts reported in the financial statements:

                                                   2002       2001     2000
BASIC EARNINGS PER SHARE
  Net Income                                   $  1,119      $1,597    $2,039

Average Shares outstanding                          601         746       745

Basic earnings per share                           1.86        2.14      2.74

DILUTED EARNINGS PER SHARE:
  Net Income                                      1,119       1,597     2,039

Average shares outstanding                          601         746       745
Stock options, net                                    4           2         1
Diluted average shares outstanding                  605         748       746

Diluted earnings per share                     $   1.85    $   2.13   $  2.73

Trust Assets
Trust assets are not assets of the Company and are not included in the financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on net income.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 2-EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 2003, the Company will adopt SOP 01-6 Accounting by Certain Entities that Lend or Finance the Activities of Others. The effect of adopting this accounting standard will not materially affect the financial statements of the Company.

NOTE 3-RESTRICTION ON CASH AND DUE FROM BANKS

The Bank is required to maintain average funds in cash and on deposit with the Federal Reserve Bank. The average balance required was $582 at December 31, 2002 and $715 at December 31, 2001.

NOTE 4-INVESTMENT SECURITIES

The amortized costs and fair value of investment securities at December 31, 2002 and 2001 were as follows:
                                               December 31, 2002
                                             Unrealized  Unrealized
                                     Amortized Holding    Holding
Securities Available for Sale         Cost      Gains      Losses   Fair Value
U.S. Government corporations and
  Agencies                         $  10,852   $  178      $  1     $  11,029
States and political subdivisions     15,385      692        35        16,042
Mortgage-backed securities                58        7         0            65
Other securities                         713       63         0           776
Total                              $  27,008   $  940    $   36     $  27,912

                                               December 31, 2001
                                             Unrealized  Unrealized
                                     Amortized Holding    Holding
Securities Available for Sale         Cost      Gains      Losses   Fair Value
U.S. Government corporations and
Agencies                           $   4,006   $   83   $     0     $   4,089
States and political subdivisions     15,082      254       175        15,161
Mortgage-backed securities                66        6         0            72
Other securities                         714       36         0           750
Total                              $  19,868   $  379   $   175     $  20,072

The amortized cost and fair value of securities available for sale at December 31, 2002 and 2001, by contractual maturity follows. Expected maturities may differ from contractual maturities because some borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

                                               2002                2001
                                     Amortized            Amortized
                                       Cost     Fair Value  Cost    Fair Value
Securities Available for Sale
Due in one year or less          $     6,546    $  6,636  $   2,620   $  2,666
Due after one year but within
five years                             8,975       9,272      4,149      4,276
Due after five years but within
ten years                              7,180       7,558      7,419      7,523
Due after ten years                    4,249       4,381      5,614      5,535
                                      26,950      27,847     19,802     20,000
Mortgage backed securities                58          65         66         72
Total                            $    27,008     $27,912  $  19,868   $ 20,072
Securities available for sale with amortized cost of $10,852 at December 31, 2002 and $4,006 at December 31, 2001 were pledged as collateral on debt of the Bank.

NOTE 4-INVESTMENT SECURITIES (Continued)

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $495, $2,877 and $1,154. In 2002, gains of $9 and losses of $-0-
were realized. In 2001, gains of $11 and losses of $-0- were realized. In 2000, gains of $-0- and losses of $10 were realized.

NOTE 5-LOANS

Loans at December 31, 2002 and 2001 are comprised of the following:

                                                  2002              2001
Commercial and industrial loans              $    49,977      $    46,103
Real estate loans (including $3,181
and $3,339 secured by farm land)                  94,595          104,923
Construction loans                                10,350           14,727
Agricultural production financing and
other loans to farmers                             2,186            2,580
Individuals' loans for household and
other personal  expenditures                      28,146           36,925
Lease financing                                      397              631
                                                 185,651          205,889
Less:  Unearned income on loans                      114               85
Total loans                                      185,537     $    205,804


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Information concerning impaired loans at December 31, 2002, 2001 and 2000 is as follows:

                                               2002       2001       2000
Impaired loans with a related
allowance for loss                         $   2,597    $  588  $   1,099
Impaired loans without a related
allowance for loss                             6,238     4,154        982
Total impaired loans                           8,835     4,742      2,081

Average balance of impaired loans              9,239     4,851      2,259

Allocated allowance for loan losses
on impaired losses                               450       270        525

Cash receipts applied to principal               929       164        323
Cash receipts applied as interest income         400       317        204
Total cash received                        $   1,329    $  481   $    527

All 1 to 4 family residential, first mortgage loans have been pledged as collateral for debt with the Federal Home Loan Bank of Indianapolis. The amounts pledged at December 31, 2002, 2001 and 2000 are as follows:

                                                2002        2001      2000
Loans pledged as collateral            $       71,750  $    82,458  $ 78,129

Loans serviced for others are not included in the consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others were $26,681 and $13,147 at December 31, 2002 and 2001.

The balance of servicing rights included in other assets at December 31, 2002 and 2001 was $227 and $104. Carrying values approximate the fair values of the assets.

The following summarizes the activity in mortgage servicing rights:

                                                 2002      2001      2000
Mortgage services rights capitalized        $      126   $   105  $     0
Mortgage services rights amortized                   4         1        0
Valuation allowance                                  0         0        0


SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 6-ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses for the year 2002, 2001 and 2000 are as follows:

                                          2002        2001      2000
Balance, January 1                 $      2,097  $   1,671  $    1,627
Loans charged-off                          (978)      (794)       (577)
Recoveries                                   98        100         321
Net charged-off                            (880)      (694)       (256)
Provision for loan losses                   959      1,120         300
Balance, December 31               $      2,176  $   2,097  $    1,671

NOTE 7-BUILDINGS AND EQUIPMENT

Balances in the buildings, equipment, and related accumulated depreciation accounts at December 31, 2002 and 2001 are as follows:

                                                     2002           2001
Land and bank buildings                        $      5,162   $     5,011
Equipment, furniture and fixtures                     4,947         4,737
Totals                                               10,109         9,748
Less accumulated depreciation                         5,913         5,467
Net                                            $      4,196   $     4,281

Depreciation expense was $507 for 2002, $520 in 2001 and $511 in 2000.

NOTE 8-DEPOSITS

Deposits at December 31, 2002 and 2001 are as follows:

                                                2002             2001
Demand, non-interest bearing               $    12,371   $       12,139
Demand, interest-bearing                        19,540           18,374
Savings                                         61,736           66,687
Time deposits, $100,000 and over                25,613           23,842
Other time deposits                             62,060           60,698
                                            $  181,320    $     181,740

As of December 31, 2002 the scheduled maturities of time deposits are as follows:

                                2003             $       26,799
                                2004                     27,671
                                2005                     11,134
                                2006                     16,115
                 2007 and thereafter                      5,954
                                                 $       87,673

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 9-OTHER SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2002 and 2001 are as follows:

                                                      2002              2001
Federal Funds purchased from Bank One,
Indiana, unsecured, 1.875% at December 31, 2001    $       0   $         4,100

NOTE 10-LONG-TERM BORROWINGS

Long-term borrowings at December 31, 2002 and 2001 are as follows:

Federal Home Loan Bank Indianapolis advances, payable monthly, collateralized by a blanket collateral agreement on qualified mortgage loans and securities:

Maturity Date           Option Date     Rate        2002         2001
March 15, 2005        March 15, 2002    6.32%   $    7,000  $     7,000
October 15, 2005      N/A               5.02%        1,000        1,000
July 17, 2006         N/A               6.69%        3,100        3,100
April 19, 2010        April 19, 2002    6.18%       10,000       10,000
June 7, 2010          March 6, 2002     6.53%        5,000        5,000
February 28, 2011     April 27, 2002    4.48%        3,000        3,000
January 5, 2004       N/A               3.63%        2,000            0
January 4, 2006       N/A               4.97%        5,000            0
  Total Federal Home Loan Bank
    Advances                                        36,100       29,100
Notes Payable:
Independent Bankers' Bank,
payable annually,collateralized
by all assets of the holding
company, interest rate adj.monthly      3.38%        3,942            0
Total long-term borrowings                    $     40,042 $     29,100

On the conversion option date and quarterly thereafter, the Federal Home Loan Bank can convert the entire advance to an adjustable rate advance which reprices quarterly. If the conversion option is exercised by the FHLB, the Company has the option to pay-off the advance without prepayment penalties
If FHLB does not exercise the conversion option the Company cannot prepay the advance without significant penalties.

As of December 31, 2002 long-term borrowings are scheduled to mature as follows:
                                        2003        $           358
                                        2004                  2,358
                                        2005                  8,358
                                        2006                  8,458
                                        2007                    358
                                        Thereafter           20,152
                                                    $        40,042

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

At December 31, 2002, the Bank has $17,287 available under a secured line of credit and $7,500 available under two unsecured lines. These line of credit are short-term and renew annually.

NOTE 11-EMPLOYEE BENEFIT PLANS

The Bank has a trusteed, defined contribution, profit-sharing plan, which covers substantially all employees. Contributions to the plan are based on a percentage of pre-tax net income and are subject to the discretion of the Board of Directors. The Bank's expense for the plan for the years ended December 31, 2002, 2001 and 2000 was $105, $127 and $184.

The Bank has an employee benefit plan, which includes a self-insured medical plan, a wholly insured term-life insurance plan and a long-term disability plan, which covers most employees. The self-insured medical plan carries an insurance override to protect the Bank against major increases in claims. The Bank's contributions to the plan for the years ended December 31, 2002, 2001 and 2000 were $427, $316 and $296.

In 2002, the Bank started a bank owned life insurance plan covering 15 management employees. Under the plan, the Bank will pay beneficiaries a predetermined cash benefit at the death of a participant. The program is non-vesting. A participant must meet Bank retirement requirements to remain eligible after terminating employment. The entire future benefit obligation for all participants of $3,625 was settled by the purchase of $10,868 of single premium life insurance policies at a cost of $5,000. The Bank owns all policies. At December 31, 2002, these policies had a surrender value of $5,148. This amount is carried as an asset in the statement of financial condition.

NOTE 12-INCOME TAXES

The components of the provision for income taxes are:

                                             2002           2001        2000
Federal income taxes currently payable   $     219       $     553   $     844
Deferred Federal income taxes                  (44)           (114)       (32)
Provision for Federal income taxes
for the year                             $     175       $     439   $     812

State income taxes currently payable     $     104       $     203   $     285
Deferred state income taxes                     (4)            (34)        (9)
Provision for state income taxes
for the year                             $     100       $     169   $    276

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Deferred income taxes in the statement of financial condition are carried as a net amount. The deferred tax assets and deferred tax liabilities that are combined to arrive at the net carrying amounts at December 31, 2002 and 2001 are as follows:

                                                    2002           2001
Deferred Tax Assets:
  Allowance for loan losses                    $       680  $         638
  Loan fees                                             26             34
  Alternative minimum tax credit carryover              39              0
  Other                                                 85             11
    Total asset                                        830            683

Deferred Tax Liabilities:
  Depreciation and software amortization              (817)          (677)
  Unrealized gains on securities available
  for sale                                            (358)           (81)
Net deferred tax liability                     $      (345)  $        (75)

The difference between the Federal income tax rate and the Bank's effective tax rate is as follows:

                                               2002          2001        2000
Income tax at Federal tax rate of 34%   $         474    $      750 $    1,063
Tax effect of:
  Tax exempt interest                            (218)         (207)     (156)
  Other                                           (46)          (39)       (2)
  State income taxes, net of Federal effect        65           104       183
Total income taxes                      $         275    $      608 $   1,088
Effective tax rate                              19.74%       27.57%      34.80%

The Bank has $56 of alternative minimum tax credit carry forward which has no expiration period.

NOTE 13-RELATED PARTY TRANSACTIONS

Officers and directors of Kimball International, Inc. of Jasper, Indiana and Kimball International, Inc. Retirement Trust own in excess of 50% of the outstanding capital stock of SVB & T Corporation. The Bank is the local depository for Kimball International, Inc. Amounts on deposit with the Bank by Kimball International and Kimball International Employee Benefit Plan were $872 at December 31, 2002 and $906 at December 31, 2001.

The Bank serves as Trustee for Kimball International's employee benefit plans. The Bank also served as trustee for Kimball International's retirement plan until April 2001. Fees paid to the Bank for these services by Kimball International in 2002, 2001 and 2000 were $76, $200 and $427. Amounts receivable from Kimball International for these services were $38 at December 31, 2002, $39 at December 31, 2001 and $124 at December 31, 2000.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 13 RELATED PARTY TRANSACTIONS (CONTINUED)

In the ordinary course of business, the Bank makes loans to executive officers, directors, principal shareholders, their related companies and family members. These loans are made on substantially the same terms as those with unrelated parties and do not involve unusual risks of collectability. Total loans to executive officers, directors and principal shareholders for 2002 were as follows:

   Balance, January 1, 2002                       $         5,612
   New loans                                                  364
   Repayments                                                (661)
   Changes in persons included                                  0
   Balance, December 31, 2002                     $         5,315

NOTE 14-LEASE COMMITMENTS

Minimum lease payments at December 31, 2002, under operating lease commitments, total $-0-. Operating expenses include rental expense of $35 in 2002, $31 in 2001 and $23 in 2000.

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

Financial transactions with off-balance-sheet credit risk at December 31, 2002 and 2001 were as follows:

                                                 2002              2001
Commitments to extend credit                 $     17,950    $       10,391
Standby letters of credit                    $        312    $          385

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

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

NOTE 16-STOCK OPTION PLANS

SVB & T Corporation maintains two stock option plans for certain employees and directors. 70,000 shares of stock were reserved for these plans and 38,593 remain available. Options are granted annually with an exercise price equal to the fair market value on the date the options are granted. The options vary in length from 5 to 10 years.

Options granted and exercised are as follows:

                                                           Average Exercise
                                               Number           Price
Balance, January 1, 2000                       10,543          $30.96
Granted                                         4,229          $38.00
Exercised                                        (134)         $38.00
Balance, December 31, 2000                     14,638          $32.46
Granted                                         8,772          $30.00
Exercised                                           0        $    .00
Balance, December 31, 2001                     23,410          $31.57
Granted                                         7,400          $38.50
Exercised                                      (3,771)         $25.99
Balance, December 31, 2002                     27,039          $34.25

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 16-STOCK OPTION PLANS (CONTINUED)

Pro forma information required of companies not adopting FASB No. 123 is as follows:

                                           2002        2001         2000
Pro forma net income              $          1,103  $     1,563  $      2,024
Pro forma basic earning per share $          1.83   $     2.09   $       2.72
Pro forma diluted                 $          1.82   $     2.09   $       2.71

NOTE 17-STOCKHOLDERS' EQUITY

In January 2002, the Company purchased 144,920 shares of its outstanding common stock from a related party shareholder. The total purchase price was $5,941. All regulatory agencies approved the purchase. Purchase of this stock did not result in capital ratios which were less than well capitalized.

NOTE 18-RESTRICTIONS ON RETAINED EARNINGS

SVB & T Corporation's principal source of funds for dividends is Springs Valley Bank & Trust Company, its wholly owned subsidiary. The amount of dividends that the Bank may pay SVB & T Corporation without regulatory approval is limited by state law to defined net income for 2002, 2001 and 2000 less any dividends paid in those years. In addition, Federal regulations require the Bank to maintain certain capital levels based on risk-weighted assets. At December 31, 2002, approximately $770 of the Bank's retained earnings were available for dividend payments to the SVB & T Corporation.

NOTE 19-REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total Capital to risk-weighted assets (minimum 8%), Tier 1 Capital to risk-weighted assets (minimum 4%), and of Tier 1 Capital to average assets (minimum 4%). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 19-REGULATORY MATTERS (CONTINUED)

As of December 31, 2002, the Bank was categorized by the FDIC as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed the institution's category.

The Bank's consolidated actual capital amounts and ratios are presented in the table below.

                                        Consolidated   Bank    Required for
                                        Amounts and   Amounts Bank to be Well
As of December 31, 2002:
  Tier 1 Capital to Risk-Weighted Assets $ 18,209  $  20,410  $      10,438
                                            10.4%      11.7%          6.0%
  Total Capital to Risk-Weighted Assets  $ 20,385  $  22,585  $      17,397
                                            11.6%      13.0%          10.0%
  Tier 1 Capital to Average Assets       $ 18,209  $  20,410  $      12,183
                                             7.5%       8.4%           5.0%

As of December 31, 2001:
  Tier 1 Capital to Risk-Weighted Assets $ 23,517  $ 21,867   $      10,754
                                            13.0%     12.2%            6.0%
  Total Capital to Risk-Weighted Assets  $ 25,615  $ 23,964   $      17,923
                                            14.1%     13.4%           10.0%
  Tier 1 Capital to Average Assets       $ 23,517  $ 21,867   $      12,208
                                             9.6%      9.0%            5.0%

The Indiana Department of Financial Institutions (DFI) conducted a regulatory examination of Springs Valley Bank & Trust Company in late 2002. The DFI classified $485 of loans as losses, directed the Bank to write off these loans against the allowance for loan losses and directed that the allowance be restored to its previous level. All of these transactions are reflected in the December 31, 2002 financial statements.

In addition the Bank will be required to take corrective actions concerning its credit underwriting, loan administration, budgeting, liquidity monitoring and call report preparation.

The board of directors will submit quarterly progress reports to the regulatory agencies. The Bank will be examined by the FDIC within the next year.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 20-CONCENTRATIONS OF CREDIT

At December 31, 2002, the total amount of due from banks included $8,431 with Independent Bankers' Bank, $1,615 with Federal Home Loan Bank of Indianapolis, $126 with Bank One Kentucky, and $102 with Old National Bank, which is in excess of the Federal Deposit Insurance Corporation's insured limit of $100 per institution.

The majority of investments in state and municipal securities involve governmental entities in the State of Indiana.

Approximately 76% of the Bank's loans, commitments and letters of credit have been granted to customers in the Bank's market area of Orange, Dubois and surrounding counties in Southern Indiana. The remaining 24% of the Bank's loans have been made to a diversified mix of customers in central Indiana, in participation with financial institutions in that area. These loans account for a majority of the Bank's commercial and commercial real estate lending activities. The concentrations of credit by type of loan are set forth in
Note 5. Although the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their loan contracts is dependent on the strength of the manufacturing economic sector in the Southern Indiana area.

NOTE 21-FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amounts and estimated fair values of financial instruments at December 31, 2002 and 2001 are as follows:

                                     2002                  2001
                                Carrying   Estimated  Carrying   Estimated
                                 Amount    Fair Value  Amount    Fair Value
ASSETS
Cash and cash equivalents $      12,950   $   12,950  $    4,852 $    4,852
Investment securities            27,912       27,912      20,072     20,072
Loans and loans held for sale
(net)                           185,949      188,507     206,066    207,384
FHLB and other stock              2,055        2,055       2,005      2,005
Interest receivable               1,383        1,383       1,510      1,510

LIABILITIES
Deposits                   $    181,320   $  185,457  $  181,740 $  184,139
Short-term borrowings                 0            0       4,100      4,100
Long-term borrowings             40,042       43,512      29,100     29,545
Interest payable                  1,189        1,189       1,089      1,089

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 21-FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Cash and Cash Equivalents
The carrying amounts reported in the consolidated statements of financial condition for cash and federal funds sold is a reasonable estimate of their fair value.

Investment Securities
Fair values for investment securities are based on quoted market prices.

Loans and Loans Held for Sale
For variable rate loans and short-term fixed rate loans that adjust rates frequently, fair values are based on the carrying value of those loans. For long-term fixed rate loans, the fair values are estimated by discounting future cash flows using current interest rates at which similar loans would be made to borrowers of similar credit quality. For other financial instruments classified as loans (bankers acceptances, economic development revenue bonds, and securities purchased under reverse repurchase agreements), fair values are based on the carrying value of those instruments. Anticipated future loan losses have been deducted.

FHLB and Other Stock
The carrying amount of FHLB and other stock is a reasonable estimate of their fair value.

Interest Receivable
The carrying amount of accrued interest receivable is a reasonable estimate of its fair value.

Deposits
The carrying value of demand deposit, NOW, savings and money market savings accounts are equal to the amount payable on demand at the reporting date and as such are the fair value. For variable rate time deposits (IRA deposits) which reprice quarterly, fair values are based on the carrying value of the accounts. The fair value of fixed rate certificates of deposit is estimated by discounting the future cash flows using the current rates offered for deposits of similar remaining maturities.

Short-term Borrowings
The carrying amounts short-term borrowings are reasonable estimates of their fair values.

Long-term Borrowings
The fair value of fixed rate, long-term borrowings is estimated by discounting the future cash flows using current rates for borrowings of similar maturities.

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 21-FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED

Interest Payable
The carrying amount of accrued interest payable is a reasonable estimate of its fair value.

NOTE 22-PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed, parent company only, financial statements of SVB & T Corporation:

                                                     December 31,
Condensed Balance Sheet                          2002              2001
ASSETS                                               (In thousands)
  Cash in bank with subsidiary         $            238        $         67
  Investment in subsidiary                       20,992              20,303
  Buildings and equipment                         1,707               1,681
  Other assets                                      322               2,198
    Total assets                       $         23,259        $     24,249

LIABILITIES
  Accrued expenses                     $             63        $        107
  Dividends payable                                 108                 134
  Long-term borrowings                            3,942                   0
  Deferred income taxes                             378                 355
    Total liabilities                             4,491                 596

SHAREHOLDERS' EQUITY
  Common stock                                      200                 200
  Surplus                                         6,308               6,253
  Retained earnings                              18,793              18,107
  Accumulated other comprehensive income            546                 123
  Treasury stock                                 (7,079)             (1,030)
    Total shareholders' equity                   18,768              23,653

    Total liabilities and shareholders' equity $ 23,259        $     24,249

SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 22-PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                            Years Ended December 31,
Condensed Statement of Income            2002        2001          2000
INCOME                                          (In thousands)
  Dividend income                   $        12  $         20  $       11
  Dividends from subsidiary                 878         2,227         784
  Rent from subsidiary                      300           300         300
    Total income                          1,190         2,547       1,095

EXPENSE
  Depreciation                               68            66          66
  Interest on long-term debt                158             0          10
  Other expenses                            138            69         121
    Total expense                           364           135         197

Income before income taxes and equity
in undistributed earnings of subsidiary     826         2,412         898
Income tax expense                          (27)           72          61

Income before equity in undistributed
 earnings of subsidiary                     853         2,340         837
Equity in undistributed earnings of
Subsidiary                                  266             0       1,202
Dividends received in excess of earnings of
  Subsidiary                                  0          (743)          0
Net income                      $         1,119 $       1,597 $     2,039






















SVB & T CORPORATION AND SUBSIDIARY
FRENCH LICK, INDIANA

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

NOTE 22-PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                               Years Ended December 31,
Condensed Statement of Cash Flows            2002         2001        2000
Operating Activities:                                (In thousands)
Net income                          $         1,119  $      1,597  $  2,039
Adjustments to reconcile net
income to net cash    provided by
operating activities:
  Depreciation                                   67            66        66
  (Undistributed) excess net income
 of subsidiary                                 (266)          743    (1,202)
  Deferred income taxes                          23            19        23
  (Increase) decrease in other assets         1,877        (1,998)      (43)
    Increase (decrease) in accrued
expenses and dividends payable                  (70)           14         7
Net cash provided by operating activities     2,750           441       890

Investing Activities:
  Additions to buildings and equipment          (94)            0      (43)
  Net cash used by investing activities         (94)            0      (43)

Financing Activities:
  Net treasury stock activity                (5,994)          (13)      67
  Dividends paid                               (433)         (537)   (536)
  Increase in long-term debt                  4,300             0       0
  Principal payment on long-term debt          (358)            0    (216)
  Net cash used by financing activities      (2,485)         (550)   (685)

  Increase (decrease) in cash and cash
  Equivalents                                   171          (109)    162
Cash and cash equivalents at beginning of year   67           176      14
  Cash and cash equivalents end of year  $      238  $         67 $   176

NOTE 23-FOURTH QUARTER RESULTS (Unaudited)

During the fourth quarter ended December 31, 2002, the Bank recognized a $679 provision for loan losses. The total provision for loan losses in the year ended December 31, 2002 was $959.










INDEPENDENT AUDITOR'S REPORT



To the Shareholders and Board of Directors
SVB & T Corporation and Subsidiary
French Lick, Indiana


We have audited the accompanying consolidated statements of financial condition of SVB & T Corporation and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SVB & T Corporation and Subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.





Nonte & Company LLC
Certified Public Accountants

Jasper, Indiana
March 21, 2003












Exhibit 11 - Statement Re: Computation of Per Share Earnings

                                    Year Ended December 31,
                                  2001       2001         2000
Primary
 Weighted average shares
  outstanding                $  601,179  $  746,372   $  745,017
 Net Income                   1,119,000   1,597,209    2,039,032
 Net income per common share $     1.86  $     2.14   $     2.74

SVB&T Corporation has no common stock equivalents

Exhibit 21 - Subsidiaries of the Registrant

                                           State of
Subsidiary                              Incorporation

Springs Valley Bank & Trust Company        Indiana

Exhibit 23 - Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of SVB&T Corporation of our report dated March 21, 2003, included in the 2002 Annual Report to Shareholders of SVB&T Corporation.

NONTE & COMPANY LLC
Certified Public Accountant

Jasper, Indiana
March 26, 2003

Exhibit 99.1 CEO Certifications

CETIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the annual Report of SVBT & Corporation (the 'Company') on Form 10-K for the year ending December 31, 2002 as filed with the Securities And Exchange Commission on the date hereof (the 'Report'), I Ronald G. Seals, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes - Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the company.


Ronald G. Seals
Chief Executive Officer
March 28, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350 and not for any other purpose, and is subject to the knowledge standard contained in 18 U.S.C. 1350.

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Annual Report of SVB&T Corporation (the 'Company')
On form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), I, David Rees, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes - Oxley Act of 2002, that:

(1) The report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all
            Material Respects, the financial condition and result of Operations of the company.


David Rees
Chief Financial Officer

March 28, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C. 1350 and not for any other purpose, and is subject to the knowledge standard contained in 18 U.S.C. 1350.

1