Form 10-Q
period 2003-03-31
SVB&T CORP /NEW
filed 2003-05-15
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 599,820 shares outstanding at May 12, 2003. The Registrant holds 200,180 shares in the form of Treasury Stock.












                            SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheet
          March 31, 2003 and 2002 and December 31, 2002...............     3

         Consolidated Statement of Income
          Three months ended March 31, 2003 and 2002..................     4

         Consolidated Statement of Cash Flows
          Three months ended March 31, 2003 and 2002.................      5

         Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2003 and 2002..................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12



























SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                       March 31,     March 31,   December 31,
(unaudited)                              2003          2002           2002
____________________________________________________________________________
ASSETS:
Cash and due from banks                  6,336         3,059         6,728
Federal funds sold                      10,473         6,145         4,607
Interest bearing deposits in other banks 2,256         1,152         1,615
    Total cash and cash equivalents     19,065        10,356        12,950
Investment securities, available for
 sale (carried at market value)         27,629        26,268        27,912
  Loans, held for resale                 3,498         3,095         2,588
  Loans, net of unearned interest      181,098       197,691       185,537
  Allowance for loan losses             (2,204)       (2,123)       (2,176)
    Net loans                          178,894       195,568       183,361
Buildings and equipment                  4,105         4,264         4,196
Other real estate                        1,079           659         1,111
Interest receivable                      1,318         1,396         1,383
Deferred income taxes                        0           258             0
Other assets                             8,635         3,256         8,682
   Total Assets                        244,223       245,120       242,183
Liabilities:
Deposits
  Non-interest bearing demand           12,299        10,793        12,371
  Interest bearing                     170,983       173,571       168,949
  Total Deposits                       183,282       184,364       181,320
Federal Funds Purchased                      0             0             0
Interest payable                         1,069         1,209         1,189
Deferred income taxes                      412             0           345
Other liabilities                          297         1,031           519
Long-Term Borrowings                    40,042        40,400        40,042
       Total Liabilities               225,102       227,004       223,415
SHAREHOLDERS' EQUITY:
Common stock                               200           200           200
Capital surplus                          6,350         6,309         6,308
Retained earnings                       19,014        18,386        18,793
Net unrealized gain (loss) on
 investment securities                     648           156           546
Treasury stock at cost (197,495 shares) (7,091)       (6,935)       (7,079)
   Total Shareholders' Equity           19,121        18,116        18,768
Total Liabilities and
   Shareholders' Equity                244,223       245,120       242,183

                       (Dollar amounts in thousands)





The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME


                                              Three Months Ended March 31,
   (unaudited)                                    2003               2002
____________________________________________________________________________
INTEREST INCOME:
  Loans and fees on loans                        3,088              3,650
Investment securities:
  Taxable                                          103                103
  Non-taxable                                      202                205
Federal funds sold and securities
 purchased under agreements to resell               27                 25
Deposits with banks                                  3                  2
Other Interest Income                               27                  0
         Total Interest Income                   3,450              3,985
INTEREST EXPENSE:
Deposits                                         1,311              1,453
Other Short Term Funds Borrowed                      0                  0
Long-Term Borrowings                               558                550
  Total interest expense                         1,869              2,003
  Net interest income                            1,581              1,982
Provision for loan losses                          105                 70
  Net interest income after
  provision for loan losses                      1,476              1,912
NON-INTEREST INCOME:
Trust fees                                         113                 98
Service charges on deposit accounts                239                125
  Insurance and claims processing                   44                 47
Securities gains (losses), net                      68                  0
Other Income                                       282                144
  Total Non-interest Income                        746                414
NON-INTEREST EXPENSE:
Salaries and employee benefits                   1,040              1,013
Premise and equipment expense                      283                314
FDIC Deposit expense                                 9                 11
Other expenses                                     454                403
  Total non-interest expense                     1,786              1,741
Income before income taxes                         436                585
Provision for income tax                           107                198
  Net Income                                       329                387
NET INCOME PER COMMON SHARE:
  Primary                                          .55                .64
   Weighted average common shares
   outstanding                                 599,408            602,505
DIVIDENDS DECLARED:
  Cash dividends                                  0.18               0.18

                         (Dollars amounts in thousands)


The accompanying notes are an integral part of this statement.





SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                                Three Months Ended March 31,
(unaudited)                                         2002              2002
____________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         329                 387
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                         100                 105
Net premium amortization (discount accretion)
 of investment securities                             40                  11
Provision of loan losses                             105                  70
Proceeds from sale of loans                        4,402               4,465
Decrease(increase) in interest receivable             65                 104
(Increase) decrease in other assets                   79               (515)
Increase (decrease) in accrued expenses and
other liabilities                                   (342)                 382
  Net cash flows provided by operating
  activities                                       4,778               5,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
for sale                                          (4,206)             (6,489)
Proceeds from maturities and paydowns of
investment securities available for sale           4,618                 337
Net (increase) decrease in loans                    (950)              2,868
Purchase of premises and equipment                    (9)                (87)
 Net cash flows used in investing
  activities                                        (547)             (3,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits
  Non-interest bearing demand                        (72)              2,801
  Interest-bearing deposits                        2,034                (176)
Federal Funds Purchased                                0              (4,100)
  Long-Term Borrowings                                 0              11,300
Cash dividends paid                                 (107)               (108)
Treasury Stock Sold                                   69                  92
Treasury Stock Purchased                             (40)             (5,942)
  Net cash flows provided by (used in)
  financing activities                             1,884               3,867
Net increase (decrease) in cash equivalents        6,115               5,505

Cash and cash equivalents at beginning of
 period                                           12,950               4,851
Cash and cash equivalents at end of period        19,065              10,356
Total interest paid                                1,989               1,800
Total taxes paid                                       0                 112



                      (Dollars amounts in thousands)

The accompanying notes are an integral part of this statement.


SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY


                                              Three Months Ended March 31,
(unaudited)                                      2003                2002
__________________________________________________________________________

Balance, beginning of period                   18,768              23,653
  Net income                                      329                 387
  Cash dividends                                 (107)               (108)
  Net unrealized gain (loss) on investment
  securities                                      102                  34
  Sales of Treasury Stock                          69                  92
  Purchase of Treasury Stock                      (40)             (5,942)
Balance, end of period                         19,121              18,116



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


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for three month period ended March 31, 2003 is not necessarily indicative of those expected for the remainder of the year.


                                March 31, 2003  March 31, 2002  Dec. 31, 2002
_____________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
& agencies                            11,953          9,005         11,029
States and political subdivisions     15,613         17,193         16,042
Mortgage - backed securities              63             70             65
Other domestic securities                  0              0            776
Equity Securities                          0              0              0
Total Investment Securities           27,629         26,268         27,912




                                March 31, 2003  March 31, 2002  Dec. 31, 2002
_____________________________________________________________________________
LOANS:
Commercial and industrial loans       49,384         44,349         49,977
Real estate loans                     91,126        102,868         94,595
Construction loans                    11,438         13,704         10,350
Agricultural production financing
     and other loans to farmers        1,802          2,549          2,186
Individual loans for household
     and other personal expense       22,336         29,852         24,496
Economic development revenue bonds         0              0              0
Lease Financing Receivable               370            488            397
Other Loans Excluding Consumer         4,744          3,962          3,650
Less: Unearned income on loans           102             81            114
Total Loans                          181,098        197,691        185,537



                         (Dollars amounts in thousands)






PART I



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY OF OPERATING RESULTS



EARNINGS ANALYSIS

Net income for the first three months of $329,000 represents a decrease of $58,000 or 15% from the $387,000 reported for the same period last year.
This decrease resulted from a decrease in the loan interest income due to the loans that are not accruing interest


NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first three months of 2003, net interest income of 1,581,000, decreased $401,000 compared to first quarter in 2002. The decreasing interest rates have shrunk the interest margins due to earning assets repricing more frequently than interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense. Total non-accrual loans have increased also.


OTHER INCOME

Other income of $746,000 for the first quarter of 2003 is $332,000 or 80% more than the same period for 2002. Several fixed rate mortgage loans have been sold for a gain and servicing rights have been retained. The overdraft priviledge program has increased income by $109,000 for the first quarter compared to last year.

OTHER EXPENSES

For the first three months of 2003, other expenses increased by $45,000 or 2% to $1,786,000 compared to $1,741,000 for the same period of 2002. This is due to an increase in employee benefits and an overall expense reduction effort by all departments within the Bank.










ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses is $2,204,000 at March 31, 2003 compared to $2,123,000 at March 31, 2002.

At March 31, 2003 the allowance for possible loan losses was 1.19% of total loans, net for unearned interest. This compares to an allowance of 1.06% at March 31, 2002. Net charge offs for the first three months of 2003 were $77,000, compared to $44,000 for the same period last year. Based on management's review of the portfolio, management believes the allowance of $2,204,000 is adequate.



LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The Corporation's objective in liquidity management is to meet the needs of borrowers while allowing for the possibility of deposit withdrawals; to minimize the effect on net income of changes in interest rates; and to maintain a prudent match within specified time periods of rate-sensitive assets and rate-sensitive liabilities.

As of March 31, 2003 the rate-sensitive assets were 105% of rate-sensitive liabilities in the 1-180 day maturity category and 109% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.



CAPITAL

Total shareholders' equity as of March 31, 2003 was $19,121,000 compared to $18,116,000 for the same period last year. This increase is attributed to the net income of the bank and the increase in the value of securities held in the banks portfolio.

















(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)



As of March 31, 2003 the corporation's leverage capital ratio was 7.58% which compared to 7.33% at March 31, 2002.


As of March 31, 2003 the corporation's total risk-based capital ratio was 11.84% compared to 11.28% at March 31, 2002.


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




Date:  May 12, 2003




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