Form 10-Q
period 2003-06-30
SVB&T CORP /NEW
filed 2003-08-08
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of Common stock. The Registrant has one class of common stock (no par value) with approximately 597,245 shares outstanding at July 31, 2003. The Registrant holds 202,755 shares in the form of Treasury Stock.










                           SVB&T CORPORATION
                               FORM 10-Q
                                INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                       Page No.
         Consolidated Balance Sheets
          June 30, 2003 and 2002 and December 31, 2002................     3

         Consolidated Statements of Income
          Three and six months ended June 30, 2003 and 2002...........     4

         Consolidated Statements of Cash Flows
          Six months ended June 30, 2003 and 2002.....................     5

         Consolidated Statements of Changes in Shareholders' Equity
          Six months ended June 30, 2003 and 2002.....................     6

         Notes to Consolidated Financial Statements...................     7


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  8-10



PART II. OTHER INFORMATION............................................    11



SIGNATURES............................................................    12














SVB&T CORPORATION CONSOLIDATED BALANCE SHEETS


                                          June 30,     June 30, December 31,
   (unaudited)                               2003         2002         2002
ASSETS:
Cash and due from banks                     5,760         5,006        6,728
Federal funds sold                         11,439        10,515        4,607
Interest bearing deposits in other banks    1,298         3,457        1,615
    Total cash and cash equivalents        18,497        18,978       12,950

Investment securities, available for
sale (carried at market value)             34,214        27,133       27,912
Loans, held for resale                      2,277         2,504        2,588

Loans
  Loans, net of unearned interest         173,947       195,829      185,537
  Allowance for loan losses                (2,286)       (2,152)      (2,176)
    Net loans                             171,661       193,677      183,361

Buildings and equipment                     4,009         4,199        4,196
Other real estate                           2,460           336        1,111
Interest receivable                         1,368         1,663        1,383
Other assets                                8,592         8,153        8,682

Total Assets                              243,078       256,643      242,183

LIABILITIES:
Deposits
  Non-interest bearing demand              14,195        12,100       12,371
  Interest bearing                        167,425       183,249      168,949
    Total Deposits                        181,620       195,349      181,320
Interest payable                            1,107         1,365        1,189
Deferred income taxes                         451           247          345
Other liabilities                             531           677          519
Long-term borrowings                       40,042        40,400       40,042
   Total Liabilities                      223,751       238,038      223,415

SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,350         6,309        6,308
Retained earnings                          19,195        18,650       18,793
Net unrealized gain on
investment securities                         708           385          546
Treasury stock at cost (202,755 shares )   (7,126)       (6,939)      (7,079)
    Total Shareholders' Equity             19,327        18,605       18,768

Total Liabilities and
    Shareholders' Equity                  243,078       256,643      242,183

(Dollar amounts in thousands)

The accompanying notes are an integral part of these statements.

SVB&T CORPORATION CONSOLIDATED STATEMENTS OF INCOME


                                     Three Months         Six Months
                                     Ended June 30,       Ended June 30,
   (unaudited)                       2003       2002      2003      2002
________________________________________________________________________
INTEREST INCOME:
Loans and fees on loans              2,928      3,751     6,016     7,401
Investment securities:
  Taxable                              107         85       210       188
  Non-taxable                          185        220       387       425
Federal funds sold and
  securities purchased under
  agreements to resell                  41         32        68        57
Deposits with banks                      3          6         6         8
Other interest income                   28         51        55        51
  Total interest income              3,292      4,145     6,742     8,130

INTEREST EXPENSE:
Deposits                             1,284      1,472     2,595     2,925
Long-term borrowings                   565        574     1,123     1,124
  Total interest expense             1,849      2,046     3,718     4,049

NET INTEREST INCOME                  1,443      2,099     3,024     4,081
Provision for loan losses              105        105       210       175

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES          1,338      1,994     2,814     3,906

NON-INTEREST INCOME:
Trust fees                             137        112       250       210
Service charges on
  deposit accounts                     248        142       487       267
Insurance and claims processing         48         47        92       108
Securities gains (losses), net          36          0       104         0
Other income                           331         30       613       160
  Total Non-interest Income            800        331     1,546       745

NON-INTEREST EXPENSE:
Salaries and employee benefits       1,016      1,057     2,056     2,070
Premise and equipment expense          272        244       555       558
FDIC deposit insurance expense           8          6        17        17
Other expenses                         455        486       909       889
  Total non-interest expense         1,751      1,793     3,537     3,534

INCOME BEFORE INCOME TAXES             387        532       823     1,117
Provision for income tax                98        161       205       359
NET INCOME                             289        371       618       758






NET INCOME PER COMMON SHARE:
  Primary                              .48        .62      1.03      1.26
Weighted average common shares
 outstanding                       597,245    602,505   598,687   602,505

DIVIDENDS DECLARED:
  Cash dividends                      0.18       0.18      0.36      0.36


(Dollar amounts in thousands)


The accompanying notes are an integral part of these statements.
SVB&T CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
(unaudited)                                      2003              2002
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      618                758
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Deferred income tax                                 0                  0
Depreciation                                      216                207
Net premium amortization (discount
accretion) of investment securities                81                 35
Provision for loan losses                         210                175
(Increase) decrease in interest receivable         15               (163)
(Increase) decrease in other assets                90             (5,089)
Increase in accrued expenses and
other liabilities                                 (70)               539
  Net cash flows provided by (used in)
  operating activities                          1,160             (3,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
for sale                                      (17,782)            (7,000)
Proceeds from maturities and pay downs of
investment securities available for sale       11,667                337
Proceeds from sale of loans                    10,453              8,229
Net (increase) decrease in loans                 (182)             1,481
Purchase of premises and equipment                (29)              (124)
Proceeds from sale of other Real Estate           181                  0
  Net cash flows provided by (used in)
  investing activities                          4,308              2,923

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits and
short-term borrowings and fed funds purchased
  Non-interest bearing demand                   1,824              1,131
  Total interest-bearing deposits              (1,524)            12,479
  Other short-term borrowings and fed
  funds purchased                                   0             (4,100)
Long-term borrowings                                0             11,300
Cash dividends paid                              (215)              (216)
Treasury stock sold                                69                 92
Treasury stock purchased                          (75)            (5,944)
  Net cash flows provided by
  financing activities                             79             14,742
Net increase in cash equivalents                5,547             14,127
Cash and cash equivalents at beginning of
period                                         12,950              4,851
Cash and cash equivalents at end of period     18,497             18,978

Total interest paid                             3,800              3,690
Total taxes paid                                   50                409



(Dollar amounts in thousands)



The accompanying notes are an integral part of these statements.




SVB&T CORPORATION CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY


                                                   Six Months Ended June 30,
(unaudited)                                         2003               2002
______________________________________________________________________________
Balance, beginning of period                       18,768            23,653
Net income                                            618               758
Cash dividends                                       (215)             (216)
Net unrealized gain on investment
  securities                                          162               262
Sale of treasury stock                                 69                92
Purchase of treasury stock                            (75)           (5,944)

Balance, end of period                             19,327            18,605




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

All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of those expected for the remainder of the year.


                                   June 30, 2003  June 30, 2002  Dec. 31, 2002
______________________________________________________________________________
INVESTMENT SECURITIES:
U.S. treasury securities                   0              0              0
U.S. Government corporations
  & agencies                          18,968           9,540         11,029
States and political subdivisions     15,184          17,524         16,818
Mortgage - backed securities              62              69             65

Total investment securities           34,214          27,133         27,912







                                   June 30, 2003  June 30, 2002  Dec. 31, 2002
______________________________________________________________________________
LOANS:
Commercial and industrial loans          52,039       46,104         49,977
Real estate loans                        87,732      104,009         97,183
Construction loans                       11,846       13,105         10,350
Agricultural production financing
     and other loans to farmers           1,349        2,098          2,186
Individual loans for household
     and other personal expense          18,364       28,511         24,496
Lease financing receivable                  286          623            397
Other loans excluding consumer            4,703        3,956          3,650
 Less: Unearned income on loans             (95)         (73)          (114)
Total loans                             176,224      198,333        188,125







PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first six months of $618,000 represents a decrease of $140,000 or 18% from the $758,000 reported for the same period last year. The second quarter earnings of $289,000 represents a decrease of $82,000 from the $371,000 reported for the second quarter of 2002. The reduced income in 2003 is a direct result of an increase in the amount of non-accrual loans and a decrease in loan volume.

NET INTEREST INCOME

SVB& T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and the interest incurred for deposits and other sources of funds. In the first six months of 2003, net interest income of $3,024,000, decreased $1,057,000 compared to the same period in 2002. The decreasing interest rates have shrunk the interest margins due to interest earning assets repricing more frequently than interest interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense. As noted before, the increase in non-accruals loans and the decrease of the total loans outstanding have also reduced the net interest income..

OTHER INCOME

Other income of $1,546,000 for the first two quarters of 2003 is $801,000 or 107% greater than the same period for 2002. The increase is due to the servicing of fixed rate mortgages and gains on the sale of these mortgage. Also, several Tax-free securities were sold with capital gains. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.

NON-INTEREST EXPENSES

For the first six months of 2003 other expenses remained nearly the same compared to the same period of 2002. The three months ended June 30, 2003 total other expense decrease was $42,000 or 2% over that same period for 2002 All aspects of overhead expenses have been reduced or maintained at last years levels.









ANALYSIS OF FINANCIAL CONDITION



ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses was $2,286,000 at June 30, 2003 compared to $2,152,000 at June 30, 2002 and $2,176,000 as of December 31, 2002.

At June 30, 2003 the allowance for possible loan losses was 1.30% of total loans, net of unearned interest. This compares to an allowance of 1.06% at June 30, 2002. Net charge offs for the first six months of 2003 were $99,000 compared to $133,000 for the same period last year. Management reviews the loan portfolio, assesses the risk and believes that the allowance of $2,286,000 is adequate.


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

As of June 30, 2003 the rate-sensitive assets were 82% of rate-sensitive of liabilities in the 1-180 day maturity category and 103% in the 181-365 day range. These positions are within acceptable ranges as determined by funds management policy. The Corporation's Funds Management Committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.


CAPITAL

Total shareholders' equity as of June 30, 2003 was $19,327,000 compared to $18,605,000 for the same period last year. The shareholder's equity has increased by $722,000 or 4% from June 30, 2002 to June 30, 2003. This increase is attributed to the increase in the valuation of the securities portfolio and income from the bank. The Bank and Holding Company remain highly capitalized.

As of June 30, 2003 the company's leverage capital ratio was 7.64% which compared to 7.31% at June 30, 2002.

As of June 30, 2003 the company's total risk-based capital ratio was 11.81% compared to 11.06% at June 30, 2002.

These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for total risk-based capital.



PART II


OTHER INFORMATION



Item 1 - LEGAL PROCEEDINGS

         None


Item 2 - CHANGES IN SECURITIES

         None


Item 3 - DEFAULTS UPON SENIOR SECURITIES

         None


Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders of the corporation was held on May 21, 2003.
         (b) The following were elected directors of the corporation for a term of one year and until their successors are elected and qualified: Brian K. Habig, Douglas A. Habig, John B. Habig Hilbert Lindsey, Ronald G. Seals, R.J. Sermersheim, Ronald J. Thyen, James C. Tucker, and Gary P. Critser.
         (c) The shareholders unanimously approved the action of the directors and officers since the 2002 annual meeting of shareholders. A total of 180,387 shares were voted in person and 322,080 shares voted by proxy. This totals 502,467 shares voted in approval of the 599,820 shares outstanding.

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




Date:  August 8, 2003


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

Date:  August 8, 2003






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

Date:  August 8, 2003

Ronald G. Seals, President and Chief Executive Officer