Form 10-Q
period 2003-09-30
SVB&T CORP /NEW
filed 2003-11-12
CIK 806853

SECURITIES & EXCHANGE COMMISSION
                       WASHINGTON D.C. 20549
                             FORM 10-Q



   __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2003


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes _X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock. The Registrant has one class of common stock (no par value) with approximately 597,527 shares outstanding at October 31, 2003. The Registrant holds 202,473 shares in the form of Treasury Stock.












                             SVB&T CORPORATION
                                 FORM 10-Q
                                  INDEX



PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                        Page No.
         Consolidated Balance Sheet
          September 30, 2003 and 2002 and December 31, 2002                 3

         Consolidated Statement of Income
          Three and nine months ended September 30, 2003 and 2002           4

         Consolidated Statement of Cash Flows
          Nine months ended September 30, 2003 and 2002                     5

         Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 2003 and 2002                     6

         Notes to Consolidated Financial Statements                       7-8


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8-10

Item 3   Quantitative and Qualitative Disclosures About Market Risk         10

Item 4. Controls and Procedures                                             10

PART II. OTHER INFORMATION                                                  11

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities and Use of Proceeds                          11

Item 4.  Submission of Matters to a Vote of Securities Holders              11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                  12


Certifications                                                            12-14








SVB&T CORPORATION CONSOLIDATED BALANCE SHEET
                                          Sept. 30,    Sept. 30,     Dec. 31,
   (unaudited)                               2003         2002         2002
ASSETS:
Cash and due from banks                     6,154         4,290        6,728
Federal funds sold                          7,875             0        4,607
Interest bearing deposits in other banks    2,936            46        1,615
Total cash and cash equivalents            16,965         4,336       12,950

Investment securities, available for
sale (carried at market value)             34,220        28,047       27,912
Loans held for sale                         1,558         1,760        2,588

Loans
  Loans, net of unearned interest         173,102       200,194      185,537
  Allowance for loan losses                 2,039        (2,111)      (2,176)
    Net loans                             171,063       198,083      183,361
Buildings and equipment                     3,926         4,180        4,196
Other real estate                           3,051           399        1,111
Interest receivable                         1,176         1,578        1,383
Other assets                                8,709         8,328        8,682
Total Assets                              240,668       246,711      242,183
LIABILITIES:
Deposits
  Non-interest bearing demand              13,337        12,851       12,371
  Interest bearing                        166,545       171,304      168,949
  Total deposits                          179,882       184,155      181,320
Federal funds purchased                         0         1,000            0
Interest payable                            1,034         1,145        1,189
Long-term borrowings                       40,042        40,400       40,042
Deferred income taxes                         207           429          345
Other liabilities                             477           577          519
    Total Liabilities                     221,642       227,706      223,415
SHAREHOLDERS' EQUITY:
Common stock                                  200           200          200
Capital surplus                             6,353         6,309        6,308
Retained earnings                          19,328        18,858       18,793
Net unrealized gain on
investment securities                         336           662          546
Treasury stock at cost (202,473 shares)    (7,191)       (7,024)      (7,079)
Total Shareholders' Equity                 19,026        19,005       18,768
Total Liabilities and
    Shareholders' Equity                  240,668       246,711      242,183

The accompanying notes are an integral part of this statement.
SVB&T CORPORATION CONSOLIDATED STATEMENT OF INCOME

                                     Three Months         Nine Months
                                     Ended Sept. 30,      Ended Sept. 30,
   (unaudited)                       2003       2002      2003      2002
_____________________________________________________________________________
INTEREST INCOME:
Loans and fees on loans           2,872       3,320    8,888       10,721
Investment securities:
  Taxable                             139         139      349         327
  Non-taxable                         183         172      570         597
Federal funds sold and
securities purchased under
agreements to resell                   29        23         97          80
Deposits with banks                     1        10          7          18
Other interest income                  25        28         80          79
  Total Interest Income             3,249     3,692      9,991      11,822

INTEREST EXPENSE:
Deposits                            1,238     1,453      3,833       4,378
Other Short term Funds Borrowed        54         1         54           1
Long-Term Borrowings                  513       579      1,636       1,703
  Total interest expense            1,805     2,033      5,523       6,082
Net interest income                 1,444     1,659      4,468       5,740
Provision for loan losses             105       105        315         280
  Net interest income after
  provision for loan losses         1,339     1,554      4,153       5,460

NON-INTEREST INCOME:
Trust fees                            196       113        446         323
Service charges on
deposit accounts                      334       159        821         426
Insurance & Claims Processing          22         0        114           0
Securities gains, net                   4         8        108           8
Other Income                          220       410        833         678
  Total Non-interest Income           776       690      2,322       1,435

NON-INTEREST EXPENSE:
Salaries and employee benefits        999     1,093      3,055       3,163
Premises and equipment expense        458       262      1,013         820
FDIC deposit insurance                 19         8         36          25
Other expenses                        435       464      1,344       1,353
  Total non-interest expense        1,911     1,827      5,448       5,361
Income before income taxes            204       417      1,027       1,534
Provision for income tax               33        99        169         458
  Net Income                          171       318        858       1,076







NET INCOME PER COMMON SHARE:
  Primary                           $ .29      $.53      $1.43       $1.79
Weighted average common shares
outstanding                       600,003   600,261    600,003     600,261

DIVIDENDS DECLARED:
 Cash Dividends                      $.18      $.18      $.54        $.54

The accompanying notes are an integral part of this statement.
SVB&T CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Nine Months Ended Sept 30,
(unaudited)                                      2003               2002
___________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                        858              1,076
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED FROM OPERATING ACTIVITIES:
Depreciation                                       332                310
Net premium amortization (discount
accretion) of investment securities                116                 67
Provision for loan losses                          315                280
Proceeds from sales of mortgage loans           14,635             11,717
(Increase)decrease in interest receivable          207               (68)
(Increase) decrease in other assets                947            (5,058)
Increase (decrease) in accrued expenses and
other liabilities                                 (197)              (61)
Net cash flows provided by operating
  activities                                    17,213              8,263
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment securities available
for sale                                       (30,793)           (13,893)
Proceeds from maturities and pay downs of
investment securities available for sale        24,021              6,744
Net (increase) decrease in loans                (4,536)            (5,774)
Purchase of premises and equipment                 (62)              (208)
Net cash flows used in investing
  activities                                   (11,370)           (13,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits,
Federal funds and short-term borrowings
  Non-interest bearing demand                      966               1,882
  Total interest-bearing deposits               (2,404)                534
  Other short-term borrowings and fed
  funds purchased                                    0            ( 3,100)
Long-term borrowings                                 0             11,300
Cash dividends paid                               (324)              (325)
Treasury stock sold                                 77                 92
Treasury stock purchased                          (143)            (6,030)
Net cash flows provided by (used in)
   financing activities                         (1,828)              4,353
Net increase (decrease) in cash equivalents      4,015               (515)
Cash and cash equivalents at beginning of
period                                          12,950              4,851
Cash and cash equivalents at end of period      16,965              4,336
Total interest paid                              5,678              6,026
Total taxes paid                                   110                536
The accompanying notes are an integral part of this statement.

SVB&T CORPORATION CONSOLIDATED STATEMENT
OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   Nine Months Ended Sept. 30,
(unaudited)                                         2003               2002
_______________________________________________________________________________
Balance, beginning of period                       18,768            23,653
  Net income                                          858             1,076
  Net unrealized gain (loss) on investment
  securities                                         (210)               539
Cash dividends                                       (324)             (325)
Sale of treasury stock                                 77                92
Purchase of treasury stock                           (143)           (6,030)
Balance, end of period                             19,026            19,005


The accompanying notes are an integral part of this statement.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Principles of Consolidation - The consolidated financial statements include the accounts of SVB&T Corporation and its wholly owned subsidiary, Springs Valley Bank & Trust Company. All significant intercompany balances and transactions have been eliminated.


All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported, consisting only of normal adjustments, have been included in the accompanying unaudited consolidated condensed financial statements. The results of operations for nine month period ended Sept. 30, 2003 is not necessarily indicative of those expected for the remainder of the year.


Note 2
                                  Sept. 30, 2003 Sept. 30, 2002  Dec. 31, 2002
________________________________________________________________________________
INVESTMENT SECURITIES (at Market Value):
U.S. treasury securities                 0              0              0
U.S. Government corporations
& agencies                          18,593         10,824         11,029
States and political subdivisions   14,633         17,156         16,818
Mortgage - backed securities           994             67             65
Total Investment Securities         34,220         28,047         27,912


Note 3

                                  Sept. 30, 2003 Sept. 30, 2002  Dec. 31, 2002
________________________________________________________________________________
LOANS:
Commercial and industrial loans     52,035         54,137         49,977
Real estate loans                   87,931        103,299         97,183
Construction loans                  11,932         10,610         10,350
Agricultural production financing
     and other loans to farmers      1,484          2,400          2,186
Individual loans for household
     and other personal expense     16,538         26,457         24,496
Lease financing receivable             264            642            397
Other Loans excluding consumer       4,559          4,533          3,650
 Less: Unearned income on loans        (84)          (124)          (114)
Total loans                        174,659        201,954        188,125


The accompanying notes are an integral part of this statement.
PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS

EARNINGS ANALYSIS

Net income for the first nine months of $858,000 represents a decrease of $218,000 or 20% from the $1,076,000 reported for the same period last year. The third quarter earnings of $171,000 represents a decrease of $147,000 or 46% from the $318,000 reported for the third quarter of 2002. The decreases are a direct result of an increase in the amounts of nonaccrual loans, adjustable rate loans repricing downward and a decrease in loan volume.

NET INTEREST INCOME

SVB&T Corporation's primary source of earnings is net interest income, which is the difference between interest earned on loans and other investments and The interest incurred for deposits and other sources of funds. In the first nine months of 2003, net interest income of $4,468,000, decreased $1,292,000 compared to the same period in 2002. The decreasing interest rates have shrunk the interest margins due to interest earning assets repricing more frequently than interest-bearing deposits. Additional borrowings by the Holding Company have increased interest expense. As noted before, non-accrual loans have also reduced the net interest income.

OTHER INCOME

Other income of $2,322,000 for the first three quarters of 2003 is $887,000 or 62% greater than the same period for 2002. The increase is due to the servicing of fixed rate mortgages and gains on the sale of these mortgages. Also Tax-Free securities were sold with capital gains and overdraft fees are Increased due to our overdraft priviledge program. Other non-interest income is an important part of the profitability of the bank and all avenues of additional income are reviewed.


NON-INTEREST EXPENSES

For the first nine months of 2003 other expenses increased by $87,000 or 2% compared to the same period of 2002. The three months ended September 30, 2003 total other expense increase was $84,000 over that same period for 2002. All aspects of overhead expenses have been reduced or maintained at last years levels.

ANALYSIS OF FINANCIAL CONDITION

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The Corporation's allowance for loan losses Is $2,039,000 at September 30, 2003 compared to $2,111,000 at September 30, 2002 and $2,176,000 as of
December 31, 2002.

At September 30, 2003 the allowance for possible loan losses was 1.17% of total loans, net for unearned interest. This compares to an allowance of 1.05%
At September 30, 2002. Net charge offs for the first nine months of 2003 were $452,000 compared to $266,000 for the same period last year. Management reviews the loan portfolio and assess the risk and believes that the allowance of $2,039,000 is adequate.

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

As of September 30, 2003 the rate-sensitive assets were 85% of liabilities in the 1-180 day maturity category and 105% in the 181-365 day range. These positions are within acceptable ranges as determined by fundsmanagement policy. The Corporation's Funds Management committee meets weekly to monitor and effect changes necessary in the liquidity and rate-sensitivity positions.

CAPITAL

Total shareholders' equity as of September 30, 2003 was $19,026,000 compared to $19,005,000 for the same period last year. The shareholder's equity has increased by $21,000 or less than 1% from September 30, 2002 to September 30, 2003. This small increase is attributed to weaker earnings and the reduction of marked value of the available for sale securities. The Bank and Holding Company remain highly capitalized.
(ANALYSIS OF FINANCIAL CONDITIONS CONTINUED)

As of September 30, 2003 the leverage capital ratio was 7.70% which compared to 7.34% at September 30, 2002.

As of September 30, 2003 the total risk-based capital ratio was 11.87% compared to 11.01% at September 30, 2002.

These ratios are in excess of regulatory requirements of 3% for leverage capital and 8% for total risk-based capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's exposure to market risk is primarily related to changes in interest rates.Quantitative and qualitative disclosures about the Corporation's market risk resulting from changes in interest rates are included in Item 7A. in the Corporation's 2002 Annual Report on Form 10-K. There have been no material changes in such risks or in the Corporation's asset/liability management program during the quarter ended September 30, 2003, Liquidity and interest rate sensitivity disclosures for the quarter ended September 30, 2003 are found on page 9 of this report.

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


Date:  November 12, 2003

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

Date:  November 12, 2003






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

Date:  November 12, 2003

Ronald G. Seals, President and Chief Executive Officer